Form 10-K405
period 1998-12-31
OUTSOURCING SERVICES GROUP INC
filed 1999-03-31
CIK 1054211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998    COMMISSION FILE NUMBER: 333-57209

                            ------------------------

                        OUTSOURCING SERVICES GROUP, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                        33-0597491
     (State or other jurisdiction           (I.R.S. Employer
   of incorporation or organization)      Identification No.)

     650 FIFTH AVENUE, 14TH FLOOR                10022
             NEW YORK, NY                      (Zip Code)
    (Address of principal executive
               offices)

Registrant's telephone number, including area code:  (212) 957-6368

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on March 31, 1999: 3,455,174 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        OUTSOURCING SERVICES GROUP, INC.

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
Item 1.     Business.......................................................................................           4
Item 2.     Properties.....................................................................................          12
Item 3.     Legal Proceedings..............................................................................          12
Item 4.     Submission of Matters to a Vote of Security Holders............................................          13

PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................          14
Item 6.     Selected Financial Data........................................................................          15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          18
Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.....................................          26
Item 8.     Financial Statements and Supplementary Data....................................................          26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...................................................................................          26

PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................          27
Item 11.    Executive Compensation.........................................................................          30
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          33
Item 13.    Certain Relationships and Related Transactions.................................................          35

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          39

FORWARD LOOKING STATEMENTS

    Certain statements and information contained or incorporated by reference in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), which represent the Company's (as defined below) expectations or beliefs, including but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products and services. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," or "anticipates," or the negative therefore, other variations thereon or comparable terminology, or by discussions of strategy. See e.g., Item 1 and Item 7 of this Form 10-K. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control.

    Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general and economic business conditions, both domestic and foreign; industry and market capacity; fashion industry changes; the impact of the Year 2000 issue, the estimated costs associated with becoming Year 2000 compliant and the estimated target date for substantial completion of Year 2000 remediation; wage rates; existing government regulations and changes in, or failure to comply with, government regulations; liabilities and other claims asserted against the Company; competition; the loss of any significant customers; change in operating strategy or development plans; the ability to attract or retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business; and other factors referenced in this Form 10-K and the Company's Form S-4 Registration Statement, file Number 333-57209, declared effective on January 28, 1999 (the "Registration Statement"), copies of which may be obtained from the Company without cost.

    We undertake no obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

    Unless the context otherwise requires, the terms "Company" and "OSG" refer to Outsourcing Services Group, Inc., a Delaware corporation, and, as applicable, its direct and indirect subsidiaries, Aerosol Services Company, Inc. ("ASC"), Piedmont Laboratories, Inc. ("Piedmont") and Kolmar Laboratories, Inc. ("Kolmar"). References to the "Kolmar Group" include Kolmar, Kolmar's wholly-owned subsidiaries, Kolmar de Mexico, S.A. de CV, Kolmar (Aust.) Pty Limited and Kolmar Canada Inc. ("Kolmar Canada"). Unless the context otherwise requires, references to Kolmar include references to the Kolmar Group.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Company is a holding company that currently owns and operates three wholly-owned subsidiaries: Piedmont, ASC and Kolmar. Located in Gainesville, Georgia, Piedmont was founded in 1985 by Samuel D. Garretson, a director of the Company. The Company acquired Piedmont on September 30, 1996 for $14.1 million. Located in the City of Industry, California, ASC was founded in 1966 by Walter
K. Lim, OSG's Chairman. An affiliate of the Company acquired ASC on February 14, 1994 for $35.0 million. The affiliate was subsequently merged with the Company on June 30, 1997. Kolmar was founded in 1921 and was acquired in 1991 by CCL Industries Inc. ("CCL"), a publicly held Canadian contract packaging and manufacturing company. Kolmar's main manufacturing facility is located in Port Jervis, New York, and other smaller manufacturing facilities are located in California, Pennsylvania, Canada and Mexico. On January 9, 1998, OSG acquired from CCL and its wholly-owned indirect subsidiary, CCL Industries Corporation ("CCL Industries"), all of the outstanding shares of Kolmar and the net assets of Kolmar Canada (the "Kolmar Acquisition"). The purchase price for the Kolmar Acquisition was $78.0 million, subject to certain post-closing adjustments.

    The Company is a leading provider of outsourced manufacturing and packaging services to the North American health and beauty aid market on the basis of sales. Over 75% of the Company's revenues are derived from the manufacturing and packaging of health and beauty aid products, including lipstick, face powder, eye shadow, mascara, nail enamel, skin care cream and lotion, hair spray and gel, shampoo and shaving cream and gel. Other products manufactured and packaged by the Company include household and automotive products such as lubricant, household cleaners and lighter fluid. OSG offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling and packaging. It also provides ancillary services such as materials procurement, warehousing and distribution of finished goods. The Company has developed hundreds of proprietary products that have been placed into distribution by its customers in national and international consumer markets. Management estimates that a majority of the Company's revenues are derived from products that OSG has formulated. The Company has seven manufacturing facilities strategically located in the United States, Canada and Mexico. Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America. The Company had revenues of $7.5 million, $77.8 million and $220.6 million for the three month period October 1, 1996 (date of inception) to December 31, 1996, and for the years ended December 31, 1997 and 1998, respectively. The Company had net losses of $0.2 million, $0.7 million, and $5.3 million for the three month period from October 1, 1996 (date of inception) to December 31, 1996, and for the years ended December 31, 1997 and 1998, respectively.

    Contract manufacturers and packagers manufacture products to customer specifications and fill containers for a wide range of industries. Contract manufacturers typically charge a per-unit fee which varies depending on: (i) the type of product, (ii) the type of services provided (filling only versus product development, formulation, materials procurement, etc.), (iii) the container size and order quantity, and (iv) the complexity of the manufacturing and packaging process. The contract manufacturing and packaging industry is highly fragmented, with hundreds of independent companies typically providing a narrow scope of services in limited geographic areas. Competition is based principally on formulation capabilities, product quality, reputation, service, dependability, and cost-effectiveness. When the cost of distribution is a significant factor in the total product cost or if customers desire geographic proximity to suppliers, competition tends to be regionally based. Management believes that few competitors offer the scale, expertise, reputation and range of services that the Company provides.

PRODUCT INFORMATION

    The Company specializes in the manufacturing and packaging of color cosmetic, aerosol, cream, lotion and liquid products:

    AEROSOL PRODUCTS. Aerosol products include a broad range of products such as hair spray, shaving cream and gel, lubricant, non-stick cooking spray and household cleaning products. The aerosol system is one of the most effective forms of delivering products in a cost-effective manner, while providing dosage control, sanitary use and convenience. The aerosol products market has undergone significant change as certain states have enacted regulations requiring reduced Volatile Organic Chemicals ("VOC") emissions, resulting in the reformulation of aerosol products to meet these new standards. The Company has reformulated over 100 products in response to legislative changes. Not only must packagers of aerosol products obtain government permits, but the packaging process also requires specialized equipment and expertise. Management believes that the Company is the second largest independent aerosol contract manufacturer and packager in North America, the largest in shaving creams and gels and the largest in high-end salon aerosol hair care products, on the basis of sales. For the year ended December 31, 1998, OSG's net revenues from aerosol products were $93.6 million, representing approximately 42.5% of net revenues.

    CREAM, LOTION AND LIQUID PRODUCTS. Creams and lotions consist of skin care products such as facial preparations, hand and body care products, sun care and anti-aging products. The Company began emphasizing skin care products in 1994 after recognizing the growth potential of this market. Other liquid products manufactured and packaged by OSG include shampoo, conditioner, fragrance, pump hair spray and gel and non-aerosol deodorant, as well as products for the household and automotive markets such as lighter fluid, lubricant and cleaning products. For the year ended December 31, 1998, OSG's net revenues from cream, lotion and liquid products were $77.1 million, representing approximately 34.9% of net revenues.

    COLOR COSMETIC PRODUCTS. Color cosmetic products include lipstick, face powder, eye shadow, mascara and nail enamel. The Company manufactures and packages color cosmetics for the entire range of cosmetic market sectors from budget to high-end. In order to respond to and drive fashion trends, marketers continually change their product offerings. By offering product conceptualization and formulation expertise and manufacturing flexibility, the Company helps its customers remain current with market trends. Management believes that the Company is the largest independent contract manufacturer of color cosmetics in North America, on the basis of sales. For the year ended December 31, 1998, OSG's net revenues from color cosmetic products were $49.9 million, representing approximately 22.6% of net revenues.

PRODUCTION AND MANUFACTURING

    The goal of the Company's manufacturing process is to provide timely delivery of high quality products to customers on a cost-effective basis. OSG provides its customers with a full range of services including product conceptualization, formulation, manufacturing, filling and packaging, materials procurement, warehousing and shipping of finished goods. The manufacturing process incorporates several distinct steps which require coordination in order to ensure flexibility and short lead times, match product standards and achieve high throughput. Certain manufacturing operations within the facilities are compartmentalized (e.g., all lipsticks are manufactured and packaged in one area of the facility) in order to enhance quality control and minimize the potential for cross contamination of products.

    In connection with each order, OSG procures raw materials for products and packaging or accepts delivery of such materials from its customers. The raw materials are inspected by quality control, after which OSG manufactures the product in batches. When the batch is complete, quality assurance testing is performed. In addition to the Company's own rigorous quality assurance procedures, several of OSG's customers specify additional levels of testing throughout the formulation and manufacturing process. OSG fills the product into packaging containers for shipment to customers or in some instances ships the final product batch in bulk form to its customers.

    EMPLOYEE HEALTH AND SAFETY REGULATIONS. The Company's operations are subject to a variety of workers safety laws. The United States Occupational Safety and Health Act of 1970 ("OSHA") and analogous laws mandate general requirements for safe workplaces for all employees. The Company believes that its operations are in material compliance with applicable employee health and safety laws.

    STATE AND FEDERAL REGULATION. The Company's manufacturing and packaging of over-the-counter pharmaceuticals, which accounts for a small percentage of revenues, and cosmetics is subject to regulation by the Food and Drug Administration and by various state agencies, especially the California Department of Health Services. Any failure by the Company to remain in compliance with the regulations promulgated by these agencies could have a material adverse effect on the Company's business.

    The Company must also adhere to state and federal regulations governing "good manufacturing practices," including testing, quality control, manufacturing, inspection, and documentation requirements for certain products. Although the Company has had no difficulty in complying with these regulations to date, if violations of such regulations are noted during inspections of the Company's manufacturing facilities, the Company may be required or may elect to cease manufacturing and packaging at the facility in violation, pending resolution of the violation. In these circumstances, the Company may also be required or may elect to recall products that were manufactured under improper conditions. Although the Company has had no difficulty in complying with these regulations to date, there can be no assurance that any future federal or state regulation of the Company's business will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

PRODUCT LIABILITY

    The sale of any product can expose the seller of such product to product liability claims. The Company manufactures products principally for marketers who sell such products to the public. However, there can be no assurance that the Company will not be named in a product liability lawsuit involving a product it produces. Although no material product liability claims have been asserted against the Company to date, there can be no assurance that such claims will not arise in the future. The Company maintains product liability insurance which provides coverage in the amount of $51 million per occurrence (above a $25,000 per occurrence self-insured retention) and $52 million in the aggregate for all claims arising in a policy year (above a $250,000 annual aggregate self-insured retention). A product liability claim that results in a judgment or settlement in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

INTERNATIONAL MARKETS

    As a result of increased international demand for cosmetic products, global cosmetic companies have started to expand into markets such as Eastern Europe, Latin America and the Asia-Pacific region. The Company intends to capitalize on this trend by increasing its export sales and selectively entering into joint ventures and licensing agreements. The Company currently has licensing agreements, which allow licensees to utilize Kolmar's manufacturing processes and tradename in Australia, Japan, Korea, Thailand and Poland. In addition, the Company plans to continue to develop its own "control" brands--brands for which the Company owns the formulas and manufactures and packages the products to its own specifications, leaving the marketing, promotion and distribution to its customers. The Company has initiated new programs to aggressively gain international customers through Kolmar, which operates plants in Mexico and Canada. In addition, during 1998, the Company opened up a sales office in the United Kingdom.

    To date, OSG has developed two control brands which are manufactured at its Mexico facility-- "Veronique," which is primarily exported to Russia, and "Maria," a brand targeted at the Latin American market. The Company has developed hundreds of proprietary products that have been placed into distribution by its customers in national and international consumer products. Many of the Company's national customers also have an international presence.

    While the Company believes that prevailing economic conditions in the Far East, Southwest Asia, Russia and Latin America have reduced demand for its products and services in certain foreign countries, the Company cannot currently predict the effect on its business should international economic conditions fail to improve.

    International sales and marketing efforts may be adversely affected by a number of factors, including environmental regulation, government approvals, export licenses, trade barriers, instability in international trading relations, currency fluctuations and additional costs of marketing and support due to the Company's lack of proximity with customers. In certain cases, the Company's sales are denominated in local currencies, and as such, the Company may be adversely affected by fluctuations in those currencies.

SALES & MARKETING

    The Company has 14 full-time sales representatives located at the Company's various manufacturing facilities. The Company's sales efforts are supported by 35 in-house customer service representatives who are responsible for timely delivery of products and services. The Company has centralized the management of its sales efforts to improve its communications with customers, to cross-sell its services to customers, and to ensure uniform pricing and sales strategies. Coordination of these efforts occurs at the national level and at each facility. Marketing includes a small group specifically focused on promoting innovation within OSG and to its customers. This innovation group is responsible for increasing customer demand for OSG products by following market trends, suggesting new product ideas and promoting the Company through customer presentations, advertising and trade shows. Other members of the sales and management staff continue to be located at each plant in order to maintain close ties with local customers and the production side of the business. The centralized sales effort will enable the Company to serve national accounts more effectively and to pursue customers located outside the local marketing reach of each individual plant.

    The Company believes that its strong commitment to increasing customer demand for its products and services by following marketing trends, suggesting new product ideas and promoting the Company through customer presentations, advertising and trade shows, will continue to provide the Company with a competitive advantage. The Company's advertising strategies stress brand name awareness by communicating the differences between the Company's products and those of its competitors.

CUSTOMERS

    The Company's customers include over 350 companies that market branded and/or private label consumer products in the health and beauty aid, household and automotive markets. Customers include The Gillette Co. ("Gillette"), Sebastian International, Inc. ("Sebastian") and WD-40 Co. ("WD-40"), as well as other nationally branded marketers and numerous regional or niche marketers. On average, the Company's top ten customers have been with the Company and its predecessors for 17 years. The Company believes that its ability to develop long-term relationships is due to its product formulation expertise, manufacturing reliability, consistent product quality and timely delivery. Many of OSG's customers lack in-house manufacturing capabilities and outsource their manufacturing and packaging requirements in order to focus on marketing. Management estimates that a majority of the Company's revenues are derived from customers that do not have in-house manufacturing capabilities for the products OSG manufactures. Companies with the necessary in-house manufacturing capabilities utilize the Company's services for new product launches, lower volume brands and to supplement internal capacity.

    A small number of customers account for a significant portion of the Company's sales. For the year ended December 31, 1998, Sebastian, WD-40 and Gillette accounted for 11.9%, 8.4% and 6.9%, respectively, of the Company's revenues during this period. The Company currently sells most of its products to customers pursuant to individually negotiated purchase orders. The Company generally does not enter into long-term contracts with its customers, and, therefore, such customers are not obligated to purchase products from the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. For the year ended December 31, 1998, approximately 49.3% of the Company's net revenues were derived from sales to its top ten customers. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's services, continue with a particular product line which requires services which the Company offers or contract for the Company's services in connection with any new or successor product lines. The loss of any of the Company's major customers or a significant decrease in demand for certain products sold by such major customers, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

COMPETITION

    The contract manufacturing and packaging industry is highly competitive. The color cosmetic, aerosol, cream, lotion and liquid products sectors of this industry are highly fragmented, with hundreds of independent contract manufacturers typically providing a narrow scope of services in limited geographic areas. Competitors include a large number of other contract packagers, a few of which are larger than the Company and have substantially greater resources. OSG not only competes with other independent contract manufacturers, but also with marketers that have self-manufacturing capabilities. Competition is based principally on formulation capabilities, quality, reputation, service, dependability and cost-effectiveness. When the cost of distribution is a significant factor in the total product cost, or if customers desire geographic proximity to suppliers for faster service and closer communication, competition tends to be regionally based.

    The Company's competitive position could be adversely affected by any significant consolidation of companies operating in the health and beauty aid, household and automotive products markets, and from marketers with in-house manufacturing capabilities. In certain instances, the Company's customers that have in-house manufacturing capabilities have increased their own in-house manufacturing operations. Any significant increase in in-house manufacturing by the Company's customers could adversely affect the Company's business, results of operations or financial condition. OSG's main competitors in the color cosmetic, aerosol, cream, lotion and liquid product market sectors include Intercos Italia Spa, Davlyn Industries Inc., CCL, Accra-Pac Group, Bocchi Laboratories, Inc., Cosmetic Essence Inc., Shield Packaging Co., Fluid Packaging Co., Inc., San-Mar Laboratories, Packaging Advantage Corporation and Alberto-Culver (Cosmetic Labs). Management believes that few competitors offer the scale, expertise, reputation and range of services that the Company provides.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Some of OSG's customers provide raw materials for product manufacturing and packaging, while in other cases, OSG procures raw materials for its customers. If customers supply raw materials, the Company charges only a per unit fill fee for its services. In the event OSG purchases raw materials from third party suppliers, OSG passes the cost of such materials on to its customers, and charges a handling fee in addition to the fill fee. Raw materials are purchased from approved suppliers by the Company's buyers to meet specific production requirements and customer specifications. The Company's primary raw materials consist of cans, propellants, chemicals, valves, oils, talc, wax, colorants, fragrances, thickeners, caps, bottles, cartons and tubes. While OSG strives to maintain close relationships with its suppliers, the Company generally does not enter into long-term contracts with them. Additionally, certain key customers have recently changed the way materials are sourced, resulting in greater reliance on the Company. This gives OSG greater control over its production planning and inventory levels.

    The Company's raw materials and packaging supplies are readily available from multiple suppliers, and the Company is not dependent on any one supplier for any of its raw materials and packaging supplies. No single supplier accounted for more than ten percent (10%) of the Company's total purchases in 1998.

TRADE NAMES, TRADEMARKS, FORMULAS AND PATENTS

    OSG owns certain trade names, trademarks, formulas and patents which are used in its business. Management believes that its development and formulation expertise, manufacturing experience and know-how are more critical in maintaining and growing its business than patents or trademarks. Consistent with industry practice, management does not patent its proprietary formulas.

ENVIRONMENTAL COMPLIANCE

    The Company's operations and properties are subject to extensive federal, state, local and foreign environment laws and regulations concerning among other things, emissions to air, discharges to water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Violations of Environmental Laws can result in civil or criminal penalties or in cease and desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with Environmental Laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the Kolmar Acquisition, the ASC acquisition and the Piedmont acquisition, and certain insurance coverages, the Company believes that the future cost of compliance with existing Environmental Laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in Environmental Laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

    Certain environmental laws, such as the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and analogous state laws, impose liability for the investigation and remediation of hazardous substances released into the environment. Courts have interpreted CERCLA to impose strict, and in some circumstances, joint and several, liability on all potentially responsible parties ("PRPs") at a site if the harm is indivisible, which means that one PRP could be held liable for the entire cost of cleanup at a site where multiple parties contributed to the contamination. As a practical matter, however, the costs typically are allocated, according to volumetric or other standards, among the PRPs. Under CERCLA and analogous state laws, the Company may incur liability for contamination at properties presently or formerly owned or operated by the Company or its subsidiaries or predecessors (including contamination caused by the Company's predecessors or prior owners or operators of such sites), or at properties where such entities sent waste for off-site treatment or disposal.

    In that regard, ASC's operations are located within the boundaries of the Puente Valley Operable Unit ("OU") of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASC, the U.S. Environmental Protection Agency ("EPA") identified ASC as one of more than five hundred PRPs for the Puente Valley OU. Subsequently, ASC and forty-three other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. To date, the EPA has not finally determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASC, the sellers (who currently own the property on which

ASC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for off-sets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease off-set rights, recent EPA cost estimates of the proposed cleanup alternatives and certain preliminary estimates of ASC's share of liability, the Company believes, although there can be no assurance, that ASC's liability at this site will not be material. In addition, prior to the Company's merger with Aerosol Services Holding Corporation ("ASHC"), the Los Angeles Regional Water Quality Control Board ("RWQCB") requested that ASC conduct certain soil and groundwater investigation and remediation on its property. ASC has conducted the requested investigations and the RWQCB has approved ASC's remediation plan. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

    Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund Site in Port Jervis, New York. The EPA has estimated that it will cost $8.0 million to clean up the site. Under current allocation estimates, Kolmar and Wickhen will be responsible for most of these costs. Kolmar and Wickhen's insurer has accepted coverage of this claim, and presently is controlling the defense and paying related costs. It is anticipated that the insurance coverage will be sufficient to pay for the estimated remedial costs. In addition, the Company has received a full indemnity for liability at this site from CCL. Based on the foregoing, the Company does not believe that the Company's liability at this site will be material. Kolmar also has been identified as a PRP at several other sites where it sent waste for off-site disposal. In addition, another site where a Kolmar affiliate formerly operated currently is undergoing remediation under the direction of a state agency. The Company has established reserves for certain of such matters. See Item 3 of this Form 10-K and Note 13 to the Notes to the Consolidated Financial Statements. Based on currently available information concerning the estimated remediation costs and the responsibility of other parties for contamination at these sites, as well as the insurance coverage and the indemnity for these matters from CCL, the Company does not believe that Kolmar's related liability will have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. There can be no assurance, however, that these matters will not have such an effect, or that the Company will not incur liability at additional sites in the future.

    Piedmont's owned facility in Gainesville, Georgia is listed on the State of Georgia's Hazardous Site Inventory ("HSI") of environmentally impacted sites due to the detection of chlorinated solvents in the groundwater beneath the facility. The Company currently is negotiating with state regulators to determine whether further remediation will be required at this site. The former owners of Piedmont have provided a partial indemnity for remediation costs incurred at the facility. Based on this indemnity and the Company's current estimates of reasonably possible remediation costs, the Company believes that its liability for this site will not have a material adverse effect on the Company.

    The Company also faces risks relating to federal and state environmental regulation of VOCs. Recently enacted or future legislation requiring reductions in the use of these propellants could materially adversely affect the Company's business if the industry does not develop propellant technology and product formulations to meet such future standards. California and New York recently have mandated reductions in VOCs in aerosol products, and it is possible that Georgia and other states may in the future pass similar legislation or enact regulations. All of the Company's products meet the current regulatory standards, and management believes, although there can be no assurance, that propellant technology and product formulations will be developed that meet the future standards.

EMPLOYEES

    As of December 31, 1998, OSG employed approximately 2,060 persons, of which approximately 440 were salaried and involved in executive, sales, marketing and administrative activities. Approximately 1,520 were compensated on an hourly basis. In addition, the Company utilizes local labor contract suppliers to provide a significant portion of its production labor force. The Company is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern such matters as minimum wage requirements, overtime and working conditions. A large number of the Company's employees, including those provided by local labor contractors, are paid at or just above the federal minimum wage level and, accordingly, changes in these laws, regulations or ordinances could have a material adverse effect on the Company by increasing the Company's costs.

    None of OSG's employees in the United States belong to a union. Approximately 200 of OSG's employees in Mexico belong to a union. The Mexico union contract expires in November 1999. The Company has not experienced a significant work stoppage with its employees, nor does management anticipate any stoppage in the future. Management believes that its employee and union relationships are good. The Company has employment agreements with certain key personnel.

    ERISA. Management believes that OSG is in material compliance with all laws and regulations governing its employee benefit plans. Management believes OSG has sufficient cash flow to meet its obligations to make pension contributions and to pay related premiums. However, there can be no assurance that future changes in such laws or regulations, or interpretations thereof, changes in OSG's business or in market conditions affecting the value of plan assets will not require OSG to expend amounts that exceed those that are now anticipated.

FOREIGN OPERATIONS AND EXPORT SALES

    Portions of the Company's manufacturing operations are conducted by its wholly-owned subsidiaries, Kolmar Mexico S.A. de C.V. and Kolmar Canada, which are located in Mexico and Canada, respectively. Accordingly, manufacturing, operations and sales in those countries, particularly in Mexico, may be affected by economic and political conditions in those countries. The Company's business is also dependent to some extent on trading relationships between Mexico and Canada and with other countries. Certain of the Company's products incorporate components imported into Mexico and Canada from the United States and other countries and many of the products are subsequently sold outside of Mexico and Canada. Accordingly, the Company's operations in Mexico and Canada would be adversely affected if major hostilities involving these foreign operations should occur or if trade between these countries and their current trading partners were interrupted or curtailed. To date, these type of adverse conditions have not occurred and have not had a material adverse impact on the financial condition of operations of the Company, although there can be no assurance that such events will not have an impact in the future.

    Refer to Notes 14 and 15 to the Notes to the Company's consolidated financial statements beginning on page F-1 of this Form 10-K (the "Consolidated Financial Statements") for certain financial information regarding the Company's domestic and foreign operations.

COMPANY HISTORY

    OSG, a Delaware corporation, was formed by StoneCreek Capital, Inc. (formerly The Gordon+Morris Group) ("StoneCreek"), HarbourVest Partners, LLC ("HarbourVest") and management of Piedmont (known at that time as Aerosol Companies Holding Corporation ("ACHC")), which acquired Piedmont on September 30, 1996. OSG had no operations prior to the acquisition of Piedmont. On June 30, 1997, ASHC, an affiliated company principally owned by StoneCreek and HarbourVest, merged with ACHC (the "Merger"), and the combined entity was renamed "Outsourcing Services Group, Inc." The Merger was accounted for as a purchase transaction and ACHC was deemed to be the accounting acquiror.

ITEM 2. PROPERTIES

    The following table sets forth information with respect to OSG's facilities and the products manufactured at such facilities.

                                                                APPROXIMATE
FACILITY                                                      SQ. FT. (000S)       MARKET SECTORS(1)      OWNERSHIP(2)
-----------------------------------------------------------  -----------------  ------------------------  -------------
MANUFACTURING
City of Industry, CA (3)...................................             60      aerosols and liquids           Leased
Gainesville, GA (4)........................................             98      aerosols and liquids            Owned
Port Jervis, NY............................................            264      cosmetics and liquids           Owned
Corona, CA.................................................            112      cosmetics and liquids          Leased
East Stroudsburg, PA.......................................             30      cosmetics and liquids           Owned
Barrie, Ontario............................................            108      cosmetics and liquids           Owned
Tlalnepantla, Mexico.......................................            111      cosmetics and liquids           Owned
Hornsby, Australia (5).....................................             82

WAREHOUSING
City of Industry (4).......................................            122                                     Leased
Gainesville, GA (4)........................................            146                                     Leased
Port Jervis, NY............................................             34                                     Leased
Cuautitlan, Mexico (4).....................................             58                                      Owned

ADMINISTRATIVE AND SALES OFFICE
New York, NY (3)...........................................              5                                     Leased

------------------------

(1) Liquids include cream, lotion and liquid products.

(2) Leased facilities have terms expiring from 2001-2013.

(3) Includes current corporate offices for OSG. Management relocated its headquarters in early 1999 to New York, NY.

(4) Consists of multiple facilities.

(5) On October 30, 1998, the Company sold the operating assets and liabilities of its Hornsby, Australia facility, excluding certain real estate. In conjunction with this sale, the Company leased to a third party the real estate that it retained. Refer to Item 7 of this Form 10-K for a discussion of this sale.

    In addition to the above, the Company leases office space in London, UK, which management does not believe is material to the Company's business.

    The Company believes that its facilities are suitable and adequate for their intended purposes and have adequate production capacity to carry on OSG's business as currently contemplated.

    Refer to Item 13 of this Form 10-K and Notes 11 and 13 to the Notes to the Consolidated Financial Statements regarding certain leases that the Company has entered into with affiliates.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, OSG and its subsidiaries may become party to various legal proceedings involving routine claims which are incidental to their businesses. The legal and financial liability of OSG and its subsidiaries with respect to such matters cannot be estimated at the present time, but OSG and its subsidiaries do not expect that such matters would have a material adverse effect on the business, results of operations or financial condition of OSG taken as a whole.

    The Company is subject to loss contingencies resulting from environmental laws and regulations, which include obligations to remove or remediate the effects on the environment of the disposal or release of certain wastes and substances at various sites. The Company has established accruals in current dollars for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can reasonably be estimated. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The Company adjusts its accruals as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made, and to reflect new and changing facts. The Company also has established receivables for insurance recoveries (for liabilities on existing sites) that are probable of collection.

    At December 31, 1998, the Company had established accruals in the amount of $14,000,000 to cover various potential environmental liabilities. The Company has established a reserve of $8,000,000 for investigation and remediation costs at a site in New York where Kolmar has been identified by the EPA as a PRP. Remediation has begun, and the Company believes that the established accruals would be sufficient to fund Kolmar's liability for this site. At December 31, 1998, the Company had a long-term receivable totaling $7,750,000 for insurance recoveries or indemnification for this site which are probable of collection. Based on the advice of outside counsel, the Company maintained an accrual of $5,250,000 as of December 31, 1998 for a site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site. In addition, the Company maintained an accrual at December 31, 1998, of $750,000 for liability related to off-site waste disposal locations. Currently, the Company is aware of one such site at which it is likely to have future liability, and believes that the accrual is sufficient to fund such expected liabilities. Refer to Item 1 of this Form 10-K.

    While it is impossible at this time to determine with certainty the ultimate outcome of the environ-mental matters referred to above, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefore, will not have a material adverse effect on the combined financial position of the Company. It is reasonably possible that changes in estimates of recorded obligations and related receivables may occur in the near term.

    Should any losses be sustained in connection with any of such environmental matters in excess of provisions therefore, they will be charged to income in the future.

    There are certain other legal proceedings and claims pending against the Company arising out of the normal course of business in which claims for money damages may or may not be asserted.

    While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management believes that any ultimate liabilities in excess of reserved amounts will not individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

None of the Company's equity securities are publicly traded.

The number of shareholders of record of the Company on March 31, 1999 was 38.

PRIVATE PLACEMENTS OF COMMON STOCK

    In connection with financing the Kolmar Acquisition, the Company sold 2,093,000 shares of its common stock, $.001 par value ("Common Stock"), for an aggregate purchase price of $20.9 million to the Gordon + Morris Investment Partnership, L.P. ("GMIP"), Walter K. Lim and HarbourVest Partners V-Direct Fund L.P. ("HVP-V"). Effective October 1, 1996, ACHC, the sole stockholder of Piedmont, issued 700,000 shares of Common Stock to certain existing stockholders of the Company, including Walter K. Lim, Howard C. Lim, GMIP and HarbourVest, as well as certain other new investors, at a purchase price of $10.00 per share in connection with the Piedmont acquisition. On June 30, 1997, all issued and outstanding ACHC and ASHC shares were exchanged for 853,380 and 413,794 shares, respectively, of Common Stock as a result of the Merger. Pursuant to the Merger, 3,750 shares of the Company's unclassified preferred stock owned by Nancy Lim were exchanged for the Company's Series A Preferred Stock and 26,250 shares of the Company's unclassified preferred stock owned by Walter K. Lim and Howard C. Lim were exchanged for the Company's Series B Preferred Stock. In each case, such transactions, including the conversion ratios, were approved by a majority of the independent directors of the Company.

ASC INVESTMENT PARTNERS, L.P.

    ASC Investment Partners, L.P. ("ASCIP") was formed on February 3, 1994 as a Delaware limited partnership pursuant to an Agreement of Limited Partnership which was amended on March 27, 1996. ASCIP acquired 100,000 shares of ASHC's common stock in ASHC's acquisition of ASC, which shares were exchanged for 75,648 shares of Common Stock in the Merger; both transactions were on the same terms as those terms for other stockholders. John H. Morris and Michael S. Gordon, directors of the Company, and Bruce N. Lipian, are stockholders, officers and directors of ASCIP's general partner and indirectly exercise voting and investment power over the shares held by ASCIP. Each of Joseph A. Marino, Drew H. Adams and Frank Edelstein, directors of the Company, or their affiliates, are limited partners of ASCIP and do not exercise voting or investment power over the shares held by ASCIP.

MANAGEMENT PRIVATE PLACEMENT

    On September 10, 1998, the Company sold, by way of a private placement, 95,000 shares of its Common Stock to certain of its and its subsidiaries' managers, including John G. Hewson, Joseph W. Sortais, Christopher Denney and Dennis M. Nolan at a purchase price of $10.00 per share. In most cases, the Company financed up to 80% (except for Dennis M. Nolan, for whom the Company financed 100%) of the aggregate purchase price of each manager's subscription. In each such case, the respective manager executed a promissory note and pledged all of his or her shares to the Company to secure his or her obligation under the promissory note. The Common Stock sold to management was not registered under the Securities Act. Joseph W. Sortais purchased less than $60,000 worth of Common Stock, 80% of which purchase was financed by the Company. Christopher Denney, John G. Hewson and Dennis M. Nolan purchased 20,000, 10,000 and 10,000, shares of Common Stock, respectively, and the Company loaned to these individuals $160,000, $80,000 and $100,000, respectively, to finance the purchase of such stock. As of December 31, 1998, Christopher Denney, John G. Hewson and Dennis M. Nolan owed $160,000, $80,000 and $100,000 to the Company for such purchases. Indebtedness under the promissory notes (i) bears interest at the rate of 8.0% per annum, payable on the first business day of each month commencing September 1, 1998 and (ii) is due in full upon the earlier to occur of (a) the date on which the borrowers' shares of Common Stock are repurchased by the Company and (b) December 31, 2002. Proceeds, if any, from all such sales of Common Stock were used by the Company for general corporate purposes.

DIVIDEND POLICY

    The Company currently does not pay any dividends on its Common Stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by its Board of Directors. The Company intends to retain its earnings to finance the development and growth of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below for the period from October 1, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998 are derived from the audited consolidated financial statements of the Company. OSG was formed by StoneCreek, HarbourVest and management of Piedmont (known at that time as ACHC) which acquired Piedmont on September 30, 1996. OSG had no operations prior to the acquisition of Piedmont. Pursuant to the Merger, effective June 30, 1997, ACHC merged with ASHC, an affiliated company principally owned by StoneCreek and HarbourVest, and the combined entity was renamed "Outsourcing Services Group, Inc." The Merger was accounted for as a purchase transaction and ACHC was deemed to be the accounting acquirer.

    The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of December 31, 1997 and 1998, and for the period from October 1, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998 is included elsewhere herein. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 to this Form 10-K. Such financial data should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K.

                                                                      PERIOD FROM
                                                                    OCTOBER 1, 1996
                                                                          TO
                                                                   DECEMBER 31, 1996   YEARS ENDED DECEMBER 31,
                                                                       (DATE OF       --------------------------
                                                                      INCEPTION)          1997          1998
                                                                   -----------------  ------------  ------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE
                                                                                       DATA)
STATEMENTS OF OPERATIONS DATA(A):
Net revenues.....................................................     $     7,479      $   77,835    $  220,568
Gross profit.....................................................           1,144          10,344        33,524
Income from operations...........................................              58           2,492        11,729
Interest expense, net (b)........................................             204           2,232        12,446
Net loss (c).....................................................            (206)           (735)       (5,268)
Net loss per share...............................................           (0.24)          (0.81)        (1.58)

OTHER DATA:
Adjusted EBITDA (d)..............................................     $       568      $    5,306    $   20,702
Net cash provided by operating activities........................           1,557           2,374        10,980
Net cash used in investing activities............................         (14,516)         (1,360)      (81,130)
Net cash provided by (used in) financing activities..............          13,115            (832)       78,392
Depreciation and amortization....................................             510           2,814         7,480
Capital expenditures.............................................             106           1,175         3,105
Ratio of earnings to fixed charges (f)...........................              (e)           1.10            (e)

RATIO OF EARNINGS TO FIXED CHARGES FOR SUBSIDIARY GUARANTORS (F):
ASC..............................................................                                          1.00
Piedmont.........................................................                                            (g)
Kolmar--U.S. operations..........................................                                          3.07

BALANCE SHEET DATA (AT PERIOD END):
Cash and short-term investments..................................     $       506      $      588    $    9,000
Working capital..................................................           3,103          12,981        28,755
Total assets.....................................................          18,854          69,108       197,681
Total debt.......................................................           7,983          36,191       105,000
Redeemable preferred stock.......................................              --           4,259         4,469
Stockholders' equity.............................................           6,794           9,990        25,658

                        NOTES TO SELECTED FINANCIAL DATA

(a) The Kolmar Acquisition and the Merger were effective on January 1, 1998 and June 30, 1997, respectively. Consequently, the Company's Statements of Operations Data and Other Data for the years ended December 31, 1997 and 1998 (which includes the acquired operations for the entire period) are not directly comparable to the Statements of Operations Data and Other Data for the comparable periods in prior periods.

(b) Interest expense includes amortization of deferred financing costs of $122,000 and $1.2 million for the fiscal years ended December 31, 1997 and 1998.

(c) Net loss of OSG for the years ended December 31, 1997 and 1998 includes $0.4 million and $2.6 million of extraordinary items, respectively, net of tax, associated with charges for early retirement of debt and $1.5 million in non-recurring costs associated with its Australian subsidiary which was disposed of on October 30, 1998.

(d) Adjusted EBITDA is not intended to represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA is included herein as it is a basis upon which the Company assesses its financial performance and its ability to service indebtedness.

    Adjusted EBITDA represents the sum of income from operations and depreciation and amortization. Adjusted EBITDA for the year ended December 31, 1998 excludes the impact of a foreign currency translation loss of $1.0 million associated with its Mexican operations which are deemed to be operating in a highly inflationary environment and nonrecurring costs associated with the Australian operations of $1.5 million.

(e) The ratio of earnings to fixed charges for OSG was less than 1 to 1 and earnings were insufficient to cover fixed charges by $146,000 and $1,744,000 during the three-month period ended December 31, 1996 and for the year ended December 31, 1998, respectively.

(f) For purposes of computing the ratio of earnings to fixed charges, earnings are divided by fixed charges. Earnings represent the aggregate of pre-tax income and fixed charges. Fixed charges represent interest, amortization of deferred financing fees and the portion of rental expenses considered to be representative of the interest factor (one-third of rent expenses).

(g) The ratio of earnings to fixed charges for Piedmont was less than 1 to 1 and earnings were insufficient to cover fixed charges by $1.9 million for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    OSG, through its operating subsidiaries, ASC, Piedmont and Kolmar, is a full-service contract manufacturer and packager of consumer products for marketers in the health and beauty aid, household and automotive consumer product markets. The Company manufactures and packages a broad range of products including color cosmetics (such as lipstick, face powders and eye shadow), aerosols (such as hair spray, shaving cream and gel and lubricants) and creams, lotions and liquids (such as skin care products, shampoo, pump hair spray and lighter fluid). Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America.

    The Company typically charges a per-unit fee which varies depending on: (i) the type of product, (ii) the type of services provided (filling only versus product development, formulation, materials procure-ment, etc.), (iii) the container size and order quantity, and (iv) the complexity of the manufacturing and packaging process. In many cases, the Company purchases the raw and packaging materials on behalf of its customers. In such instances, the Company passes the costs of such materials on to its customers and charges a handling fee in addition to the fill fee. Typically the Company's gross margin on purchases of raw materials on behalf of its clients is lower than its gross margin on filled goods. For the three month period October 1, 1996 (date of inception) to December 31, 1996, and for the years ended December 31, 1997 and 1998, the Company purchased approximately $3.7 million, $46.7 million and $120.4 million of raw materials for its customers, respectively. The percentage of materials purchased directly by customers versus purchased by the Company on behalf of customers may have an impact on total revenues and cost of goods sold.

    The accounting predecessor to OSG, ACHC, was organized by GMIP and HarbourVest Partners IV-Direct Fund L.P. ("HVP-IV") and certain members of management of Piedmont to acquire Piedmont as of September 30, 1996 in a purchase of stock from its founder. ASHC was organized independently by affiliates of StoneCreek, Hancock Venture Partners, Inc. ("HVP"), the predecessor to HarbourVest, and management to purchase the stock of ASC from its founders as of February 14, 1994. On June 30, 1997, pursuant to the Merger, ASHC was merged with ACHC in a transaction accounted for as a purchase and ACHC was treated as the accounting acquirer because ACHC shareholders received a majority of the Common Stock of the new combined entity. The name of the merged entity was changed to "Outsourcing Services Group, Inc." concurrent with the consummation of the Merger.

    Because of the accounting treatment of the acquisitions of Piedmont and ASHC, the financial results of OSG for the three month period from October 1, 1996 (date of inception) to December 31, 1996 include the operations of Piedmont only. The financial results of OSG for the year ended December 31, 1997 include the results of operations of Piedmont for twelve months and the results of operations of ASC for six months from July 1, 1997 to December 31, 1997. The financial results for the year ended December 31, 1998 included twelve months results of operations for Piedmont, ASC and Kolmar.

RESULTS OF OPERATIONS

    The following table sets forth the Company's statements of operations for the periods indicated and the percentage relationship of each item to net revenues (dollars in thousands):

                                                                    1997
                                                            --------------------
                                                  THREE MONTH PERIOD
                                            FROM OCTOBER 1 TO DECEMBER 31
                                      ------------------------------------------           YEARS ENDED DECEMBER 31,
                                                                                  -------------------------------------------
                                              1996              (UNAUDITED)               1997                  1998
                                      --------------------                        --------------------  ---------------------
Net revenues........................  $   7,479      100.0% $  30,063      100.0% $  77,835      100.0% $  220,568      100.0%
Cost of goods sold..................      6,335       84.7%    27,454       91.3%    67,491       86.7%    187,044       84.8%
Selling, general and administrative
  expenses..........................      1,086       14.5%     2,203        7.3%     7,852       10.1%     21,795        9.9%
Income from operations..............         58         .8%       406        1.4%     2,492        3.2%     11,729        5.3%
Interest expense, net...............        204       2.75%       919        3.1%     2,232        2.9%     12,446        5.6%
Foreign currency translation loss...         --                    --                    --                  1,027         .5%
Extraordinary item, net of tax......         --                                         419        0.5%      2,577        1.2%
Net loss............................       (206)      (2.8%)      (464)      (1.5%)      (735)      (0.9%)     (5,268)      (2.4%)
Adjusted EBITDA (unaudited).........        568        7.6%     1,486        4.9%     5,306        6.8%     20,702        9.4%
Capital Expenditures................        106        1.4%       536        1.8%     1,175        1.5%      3,105        1.4%

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

    NET REVENUE. Net revenues increased $142.8 million, or 183% to $220.6 million for the year ended December 31, 1998 from $77.8 million for the year ended December 31, 1997. The increase was primarily attributable to the Kolmar Acquisition effected January 1, 1998, which accounted for $93.4 million or 65.4% of the net increase. Without the Kolmar Acquisition, net revenues increased approximately $49.4 million due primarily to the Merger on June 30, 1997, an increase in net revenue from aerosol products and a continuing shift at ASC towards providing more raw materials for its customers.

    COST OF GOODS SOLD. Cost of goods sold increased $119.5 million, or 177% to $187.0 million for the year ended December 31, 1998 from $67.5 million for the year ended December 31, 1997. The increase was primarily attributable to the Kolmar Acquisition, which accounted for $74.9 million or 63% of the net increase. Without the Kolmar Acquisition, cost of goods sold increased $44.6 million, due to the Merger on June 30, 1997, increases in the volume of aerosol products sold, as well as increases in the minimum wage in California and a continuing shift at ASC towards purchasing more raw materials for its customers. As a percentage of net revenues, total cost of goods sold decreased to 84.8% for the year ended December 31, 1998 from 86.7% for the year ended December 31, 1997. This was primarily due to the shift towards increased full service, including purchasing more raw materials for the customer at ASC, partially offset by a lower cost of sales as a percentage of net revenue on the additional volume added from the Kolmar Acquisition.

    SG&A EXPENSES. Selling, general and administrative expenses ("SG&A") increased $13.9 million or 178% to $21.8 million for the year ended December 31, 1998 from $7.9 million for the year ended December 31, 1997. The increase was primarily attributable to the Kolmar Acquisition, which accounted for $12.9 million or 93% of the increase. As a percentage of net revenues, SG&A decreased to 9.9% for the year ended December 31, 1998 from 10.1% for the year ended December 31, 1997.

    INTEREST EXPENSE. Interest expense increased $10.2 million, or 458% to $12.4 million for the year ended December 31, 1998 from $2.2 million for the year ended December 31, 1997. Total indebtedness increased $68.8 million from $36.2 million at December 31, 1997 to $105.0 million at December 31, 1998. The increase was primarily attributable to the Kolmar Acquisition as of January 1, 1998, which accounted for approximately $65.4 million or 95% of the increase in indebtedness.

    FOREIGN CURRENCY TRANSLATION LOSS. The Company has recorded a foreign currency translation loss of $1,027,000 for the year ended December 31, 1998 associated with its Mexican operations acquired as part of the Kolmar Acquisition. Such operations are deemed to be operating in a highly inflationary environment. The Company does not hedge this exposure and as a result, further losses may be incurred.

    EXTRAORDINARY ITEMS. As a result of the January 1998 refinancing in conjunction with the Kolmar Acquisition and the March 3, 1998 refinancing of all indebtedness then outstanding under the Company's senior secured credit facility, dated January 8, 1998, among OSG, ASC, Piedmont, Kolmar and the financial institutions party thereto (the "Senior Secured Credit Facility") and subordinated bridge facility, dated January 8, 1998, among OSG and certain other parties (the "Subordinated Bridge Facility"), with $105.0 million of Senior Subordinated Notes due 2006, (the "Notes"), the Company wrote off deferred financing charges of $3.6 million, net of $1.0 million of taxes, related to the prior indebtedness.

    ADJUSTED EBITDA. Adjusted EBITDA increased $15.4 million or 290% to $20.7 million for the year ended December 31, 1998 from $5.3 million for the year ended December 31, 1997.

    CAPITAL EXPENDITURES. On April 30, 1998, one of the Company's subsidiaries entered into an asset purchase agreement with a competitor to acquire certain packaging equipment for $0.6 million. In addition to this purchase, capital expenditures for the year ended December 31, 1998 were $3.1 million and consisted primarily of replacements of existing assets and new customer requirements.

THREE MONTH PERIOD ENDED DECEMBER 31, 1997 (UNAUDITED) VERSUS THE THREE MONTH
  PERIOD ENDED DECEMBER 31, 1996

    The Company acquired Piedmont on September 30, 1996. Prior to such time, the Company had no operations. Therefore, the Company has elected to compare the three month period ended December 31, 1997, instead of the year ended December 31, 1997, versus the three month period ended December 31, 1996. Such three month comparison is not necessarily indicative of a yearly comparison. The financial results of OSG for the three month period ended December 31, 1996 include the operations of Piedmont only. The financial results of OSG for the three month period ended December 31, 1997 include the operations of Piedmont and ASC.

    NET REVENUE. Net revenues increased $22.6 million, or 302% to $30.1 million for the three month period ended December 31, 1997 from $7.5 million for the three month period ended December 31, 1997. The increase was primarily attributable to the Merger with ASHC, which accounted for $22.7 million or 100.4% of the net increase. Without the Merger with ASHC, net revenues decreased approximately $0.1 million.

    COST OF GOODS SOLD. Cost of goods sold increased $21.1 million, or 333% to $27.5 million for the three month period ended December 31, 1997 from $6.4 million for the three month period ended December 31, 1996. The increase was primarily attributable to the Merger with ASHC, which accounted for $21.0 million or 99.5% of the net increase. Without the Merger with ASHC, cost of goods sold increased $0.1 million. As a percentage of net revenues, cost of goods sold increased 6.6% to 91.3% for the three month period ended December 31, 1997 from 84.7% for the three month period ended December 31, 1996. This was primarily due to the Company's shift towards increased full service, including purchasing more raw materials for the customers at ASC. Without the Merger with ASHC, cost of goods sold as a percentage of net revenues increased by 3.1% to 87.8% from 84.7% in the three month period ended December 31, 1996.

    SG&A EXPENSES. SG&A increased $1.1 million or 102% to $2.2 million for the three month period ended December 31, 1997 from $1.1 million for the three month period ended December 31, 1996. The increase was primarily attributable to the Merger with ASHC, which accounted for $1.3 million, or 118% of the increase. As a percentage of net revenues, SG&A decreased to 7.3% for the three month period ended December 31, 1997 from 14.5% for the three month period ended December 31, 1996. Without the Merger with ASHC, SG&A decreased $0.2 million for the three month period ended December 31, 1997.

    INTEREST EXPENSE. Interest expense increased $0.7 million, or 350% to $0.9 million for the three month period ended December 31, 1997 from $0.2 million for the three month period ended December 31, 1996. The increase was primarily attributable to the Merger with of ASHC. Average debt outstanding during the three month period ended December 31, 1997 increased $30.5 million to $35.4 million up from the average debt outstanding during the three month period ended December 31, 1996 of $4.9 million. Without the Merger with ASHC, the average debt outstanding increased $5.3 million to $10.2 million for the three month period ended December 31, 1997.

    ADJUSTED EBITDA. Adjusted EBITDA increased $0.9 million or 162% to $1.5 million for the three month period ended December 31, 1997 from $0.5 million for the three month period ended December 31, 1996. The increase was primarily attributable to the Merger with ASHC.

    CAPITAL EXPENDITURES. Capital expenditures for the three month period ended December 31, 1997 were $0.5 million, an increase of $0.4 million or 400% from $0.1 million for the three month period ended December 31, 1996. Capital expenditures consisted primarily of replacements of existing assets and new customer requirements.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, OSG had cash and short-term investments of $9.0 million, working capital of $28.9 million and long-term debt of $105.0 million. The primary sources of cash were from financing activities. Cash provided by operations was $11.0 million and $2.4 million for the year ended December 31, 1998 and December 31, 1997, respectively. Principal uses of cash were for capital expenditures, debt repayment, and acquisitions. Net repayments under the Company's working capital facilities were $10.4 million for the year ended December 31, 1998.

    As of January 1, 1998, OSG consummated the Kolmar Acquisition. The purchase price for the Kolmar Acquisition was $78.0 million, subject to certain post-closing adjustments. In conjunction with the Kolmar Acquisition, the Company refinanced all of its existing indebtedness totaling $36.2 million. The purchase price and refinanced indebtedness, plus $7.4 million of fees and expenses, were financed through $30.0 million of borrowings under the Senior Secured Credit Facility, $70.0 million of borrowings under the Subordinated Bridge Facility and the issuance of $20.9 million of Common Stock to existing stockholders of the Company.

    On March 3, 1998, OSG refinanced all of its existing indebtedness under the Senior Secured Credit Facility and the Subordinated Bridge Facilty, totaling $99.8 million. The refinanced indebtedness, plus $4.1 million of fees and expenses, was financed through the issuance of $105.0 million of Notes.

    As a result of refinancing the existing indebtedness and the indebtedness incurred to consummate the Kolmar Acquisition, the Company is highly leveraged. As of December 31, 1998, the Company's indebtedness was $105.0 million, which bears an interest rate of 10 7/8% per annum. As of December 31, 1998, there was no outstanding indebtedness bearing interest under the terms of the Senior Secured Credit Facility. As of December 31, 1998, stockholder's equity was $25.7 million. As of December 31, 1998, the Company's subsidiaries had $48.6 million available under the Senior Secured Credit Facility. The Senior Secured Credit Facility bears interest at a floating rate based on (1) the Prime Lending Rate (defined as the rate which Bankers Trust Company ("BTCo") announces as its prime lending rate from time to time), plus 0.75% or (2) the Eurodollar Rate (defined as the rate of the offered quotation, if any, to first class banks in the Eurodollar market by BTCo for U.S. dollar deposits) for one, two, three or nine months, in each case plus 2.25%. The obligations of the Company's subsidiaries under the Senior Secured Credit Facility are secured by a security interest in substantially all of their assets, and the Company's obligations under its guarantee of the Senior Secured Credit Facility are secured by substantially all of its assets. The terms of the Notes and the Senior Secured Credit Facility have restrictive covenants that restrict the Company's ability to pay dividends, sell certain assets, and incur additional borrowings. Furthermore, the Company is required to maintain certain financial ratios and satisfy financial condition tests. The Company was in compliance with all such covenants as of December 31, 1998. The Company's ability to pay principal and interest on its indebtedness will depend upon the future operating performance of its subsidiaries and will require a substantial portion of the Company's cash flow from operations. For the year ended December 31, 1998, the Company's ratio of earnings to fixed charges was less than 1 to 1 and earnings were insufficient to cover fixed charges by $1.7 million.

    The Company anticipates that its primary uses of working capital in future periods will be to service its indebtedness and provide funds for operations and future acquisitions. Should the Company seek to acquire additional businesses, it will have to incur additional indebtedness and possibly raise additional equity. The Company's ability to grow through acquisitions is dependent upon the availability of such financing as well as the availability of acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company regularly examines opportunities for strategic acquisitions or other companies or lines of business. The Company historically has financed its acquisitions through a combination of borrowings under bank credit facilities, seller provided financing, internally generated cash flows and the issuance of equity and debt securities and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired businesses or assets. There can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated acquisition cost.

    The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal 1999.

    The Company's capital expenditures are expected to decline slightly from historical levels as a result of the significant historical spending on information system upgrades and major cost-saving programs. The Company's capital expenditures will be primarily for replacements of existing assets and new customer requirements.

YEAR 2000 COMPLIANCE

    GENERAL DESCRIPTION

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Many of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    This discussion of the implications of the Year 2000 issue contains numerous forward-looking statements based on inherently uncertain information. The cost of the Company's project to address the Year 2000 issue and the date on which the Company plans to complete its internal Year 2000 modifications are based on management's best estimates of future events. The material assumptions underlying the estimated costs are the continued availability of internal and external resources, the cost of these resources, the time required to accomplish the tasks, and the cost of needed equipment. The Company cannot guarantee, however, that it will achieve these estimates, and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, failure to modify the systems may have a material effect on the Company.

    READINESS PREPARATION

    The Company is preparing for the century change with a comprehensive enterprise-wide Year 2000 program. The Company has identified all of the major systems susceptible to the Year 2000 problem and has sought external and internal resources to renovate and test the systems. The Company is testing purchased software, internally developed systems and systems supported by external parties as part of the program. The Company is evaluating customers and vendors that have significant relationships with it to determine whether they are adequately preparing for the year 2000. In addition, the Company is developing contingency plans to reduce the impact of some potential events that may occur. The Company cannot guarantee, however, that the systems of vendors or customers with whom the Company does business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

    The Company plans to complete all currently identified Year 2000 issues prior to the year 2000, with special emphasis placed on those systems vital to the continuance of a broad core of business activity. The Company's Year 2000 project (the "Project") is divided into three major sections--infrastructure, applications software, and third-party suppliers and customers. The general phases common to all sections are (i) inventorying Year 2000 items; (ii) assigning priorities to identified items; (iii) assessing the Year 2000 compliance of items determined to be material to the Company; (iv) repairing or replacing material items that are determined not to be Year 2000 compliant; and
(v) designing and implementing contingency and business continuation plans. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or affect revenues.

    As of December 31, 1998, the inventory, assigning of priorities and assessing Year 2000 compliance of material items phases of each section of the Project had been completed. The Company is in the process of repairing and replacing material items that are not Year 2000 compliant. The Company is also designing and implementing contingency plans.

    The infrastructure section consists of hardware and operating software other than applications software. This section is on schedule to be completed by the year 2000, and as of December 31, 1998, approximately 50% of the activities related to this section had been completed. The Company's manufacturing facilities located in Port Jervis, Mexico, and Corona are fully Year 2000 compliant.

    The applications software section consists of inventory, financial and other similar software. This section is in the process of converting applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that this category was approximately 50% completed as of December 31, 1998, and will be completed by the Year 2000.

    Approximately 50% of the Company's hardware and software critical to the continuance of its business was Year 2000 compliant as of December 31, 1998. The Company estimates that it will be fully Year 2000 compliant by the fourth quarter of 1999.

    The third-party suppliers and customers section involves identifying and reviewing the Company's customers and vendors and determining their Year 2000 readiness. To date, the Company has identified approximately 615 vendors and has made inquiries about their Year 2000 readiness plans and status. To date, approximately 585 vendors have responded and those who have responded have stated that they will be Year 2000 compliant by December 31, 1999. Management does not believe that the inability of vendors, customers, and other third parties to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Company. However, the effect of non-compliance by third parties is not readily determinable.

    RISKS

    The principal risks associated with the Year 2000 issue can be grouped into three categories: (i) the Company's failure to ready its operations for the next century, (ii) disruption of the Company's operations due to operational failures of third parties, and (iii) business interruptions among suppliers and customers such that the Company's operations would be adversely affected. The only risk largely under the Company's control is preparing its internal operations for the Year 2000. The Company is heavily dependent on its computer systems. The complexity of these systems and their interdependence make it impractical to convert to alternative systems without interruptions if necessary modifications are not completed on schedule. Management believes that the Company will be able to make the necessary modifications prior to the year 2000.

    Failure of the Company's third party suppliers and customers to address their Year 2000 issues may jeopardize the Company's operations, but the seriousness of this risk depends on the nature and duration of the failures. The most serious impact on the Company's operations from vendors would result if basic services such as telecommunications, electric power, and services provided by other financial institutions and governmental agencies were disrupted. The Company is unable to estimate the likelihood of significant disruptions among its basic infrastructure suppliers. In view of the unknown probability of occurrence and impact on operations, the Company considers the loss of basic infrastructure services to be the most reasonably likely worst case Year 2000 scenario.

    CONTINGENCY PLANS

    The Company has contingency plans for certain critical applications and is working on such plans for others. The contingency plans will address disruptions in the Company's computer systems, obtaining alternative suppliers, dealing with inventory disruptions, and addressing customer problem issues. However, there can be no assurance that such plans will have the necessary remedial effect.

    COSTS

    In the fiscal year ended December 31, 1998, the Company's total expenditures on Year 2000 compliance was $75,000. Plans are in place to bring all of the Company's systems into compliance by December 31, 1999, with a total cost estimated to be in the range of $200,000-$300,000. Management believes that the costs of the Year 2000 project will not have a material effect on its results of operations, financial condition or cash flows. The Company is funding the costs of the Year 2000 project with normal operating cash and is staffing it with external resources as well as internal staff redeployed from less time-sensitive assignments. Estimated total costs could change further as analysis continues.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In the first quarter ended March 28, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components and that changes in comprehensive income be shown in financial statements that are displayed with the same prominence as other financial statements.

    For the fiscal year ending December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The appropriate disclosures have been made in the Company's Consolidated Financial Statements to comply with SFAS No. 131.

    For the fiscal year ending December 31, 1998, the Company adopted SFAS No. 132, "Disclosures About Pensions and Other Post retirement Benefits." The appropriate disclosures have been made in the Company's Consolidated Financial Statements to comply with SFAS No. 132.

    In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivatives an Hedging Activities," which the Company will adopt in the fiscal year 2000. Management is currently evaluating the impact of the adoption of SFAS No. 133 on the financial statements of the Company.

CERTAIN TRENDS AND UNCERTAINTIES

    Historically, the Company has grown its business through acquisitions and investments in its operations. The Company intends to continue during 1999 to make significant investments in the growth of its business and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with any certainty. The Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its product lines and services, and continued investment in its marketing and sales capabilities and product development will enhance its opportunities for long term growth and profitability.

BACKLOG

    At December 31, 1998, the backlog of the Company amounted to approximately $74 million, as compared to approximately $64 million at December 31, 1997 (which includes Kolmar). The Company believes that a substantial portion of these orders for 1998 are firm. All of the Company's backlog at December 31, 1998 is expected to be delivered within the next 12 months.

INFLATION

    The Company does not believe that inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

SEASONALITY

    The Company is not subject to seasonal fluctuations across any of its product lines, although there can be no assurance that this will be the case in the future.

FOREIGN EXCHANGE RISKS

    The Company, through Kolmar, conducts business in Canada and Mexico. Other than in Mexico, the Company has not borne any material losses as a result of changes in exchange rates. The Company's Mexican operations, however, operated in a highly inflationary economy in 1998. As a result, the Company has used the U.S. dollar as the functional currency for reporting the results of its Mexico operations. The Company had losses of $1.0 million related to exchange rate changes in Mexico during 1998 which have been included in the determination of net loss for fiscal 1998.

FORWARD LOOKING STATEMENTS

    Certain statements and information contained or incorporated by reference in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, which represent the Company's expectations or beliefs, including but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products and services. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," or "anticipates," or the negative therefore, other variations thereon or comparable terminology, or by discussions of strategy. See e.g., Item 1 of this Form 10-K. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control.

    Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general and economic business conditions, both domestic and foreign; industry and market capacity; fashion industry changes; the impact of the Year 2000 issue, the estimated costs associated with becoming Year 2000 compliant and the estimated target date for substantial completion of remediation; wage rates; existing government regulations and changes in, or failure to comply with, government regulations; liabilities and other claims asserted against the Company; competition; the loss of any significant customers; change in operating strategy or development plans; the ability to attract or retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business; and other factors referenced in this Form 10-K and the Company's Registration Statement, copies of which may be obtained from the Company without cost.

    We undertake no obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt. As of December 31, 1998, OSG's investment portfolio was immaterial to the Company and consisted of highly liquid investments.

    The Company's long-term debt primarily consists of $105 million of Notes and the Senior Secured Credit Facility. The Notes bear interest at a fixed rate of 10 7/8%. Given the fixed interest rate on the Notes, the impact of interest rate changes with respect to the Notes would not have a material impact on the Company's results of operations. The Senior Secured Credit Facility bears interest at a variable rate of interest. As of December 31, 1998, OSG had no indebtedness outstanding under the Senior Secured Credit Facility.

    Refer to Item 7 of this Form 10-K for a discussion regarding foreign exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Index to Consolidated Financial Statements" on page F-1 for a listing of the Consolidated Financial Statements submitted as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

    Set forth below is certain biographical information relating to the directors and executive officers of the Company, as of March 15, 1999.

NAME                                                         AGE                  POSITION WITH THE COMPANY
-------------------------------------------------------      ---      --------------------------------------------------
Christopher Denney.....................................          54   Director, Chief Executive Officer, President

Dennis M. Nolan........................................          54   Chief Operating Officer

John G. Hewson, Jr.....................................          48   Senior Vice President of Sales and Marketing

Walter K. Lim..........................................          72   Director, Chairman

Samuel D. Garretson....................................          63   Director

Howard C. Lim..........................................          62   Director

John H. Morris.........................................          55   Director

Drew H. Adams..........................................          37   Director, Assistant Secretary

Frank Edelstein........................................          73   Director

Robert M. Wadsworth....................................          38   Director

Joseph A. Marino.......................................          66   Director

    CHRISTOPHER DENNEY. Mr. Denney was appointed Chief Executive Officer and director of OSG upon consummation of the Kolmar Acquisition. From January 1994 to December 1997, Mr. Denney was the President of Kolmar. From 1987 to 1994, Mr. Denney worked at CCL in a variety of senior management positions, including Managing Director and Chief Executive Officer of CCL's United Kingdom subsidiary. Prior to joining CCL, Mr. Denney was Director of Marketing with Consumer Packaging Industries, Inc. from 1982 to 1987. Mr. Denney is an active member of the Cosmetics Toiletries and Fragrances Association board of directors. Mr. Denney holds a B.S. degree in Mechanical Engineering from Lancaster and Morecambe Tech.

    DENNIS M. NOLAN. Mr. Nolan joined the Company as its Chief Operating Officer in January 1998. From 1990 to 1997, Mr. Nolan worked at CCL in a variety of senior management positions, including Senior Vice President of Operations where he was responsible for the management and direction of six North American plants. Prior to joining CCL, Mr. Nolan held positions with Peterson/Puritan Inc. (a contract manufacturer) and Gillette where, during his last eight years he worked as Division Manager of Operations and Materials. Mr. Nolan holds a B.A. degree in Economics from Boston College.

    JOHN G. HEWSON, JR. Mr. Hewson was appointed Senior Vice President of Sales and Marketing upon consummation of the Kolmar Acquisition. From December 1996 to December 1997, Mr. Hewson served as the Chief Operating Officer of ASC. From 1986 to 1996, Mr. Hewson was with DowBrands L.P. (which was acquired by The Lamaur Corporation in 1996) in a variety of senior management positions, including Vice President--Manufacturing Services. Prior to that, Mr. Hewson served as Corporate Director of Purchasing for Carter Hawley Hale, Inc. and was the Assistant Director of Materials Management and International Purchasing Manager for Richardson-Vicks Inc. Mr. Hewson holds a B.A. degree from Colgate University and an M.B.A. from Rutgers University.

    WALTER K. LIM. Mr. Lim has been Chairman of the Board of Directors of the Company since October, 1996 and was the President of ASC from its founding in 1966 until December 1997. Prior to founding ASC,

Mr. Lim was a partner in Pacific Aerosols, Inc., a plant manager and chemist at National Aerosol Co., Inc., and chief chemist with Purepac Corporation. Mr. Lim serves on the Board of Directors of the Chemical Specialty Manufacturing Association and is a member of the Society of Cosmetic Chemists, the Beauty and Barber Supply Institute and the National Cosmetology Association, Inc. Mr. Lim holds a B.S. degree in Chemistry from the University of California, Los Angeles.

    SAMUEL D. GARRETSON. Mr. Garretson has been a director of the Company since October, 1996 and was the President of Piedmont since its founding in 1985 until December 1997. Prior to joining the Company, Mr. Garretson held a variety of engineering and management positions with Kartridg--Pak, Puritan Aerosol Company, and Western Filling Corporation. Mr. Garretson holds an E.E. degree from Virginia Polytechnic Institute.

    HOWARD C. LIM. Mr. Lim has been a director of the Company since October, 1996 and was the Executive Vice President, Chief Financial Officer and Treasurer of ASC from 1968 to 1997. Prior to joining the Company, Mr. Lim was Chief of Laboratory Services for the Crenshaw Medical Center Hospital in Los Angeles. Mr. Lim holds a B.S. degree in Medical Technology from the University of Southern California and an M.B.A. in Management and Finance from Pepperdine University, School of Business and Management.

    JOHN H. MORRIS. Mr. Morris has been a director of the Company since October, 1996. He has been the co-chairman of StoneCreek since 1998 and was the President of StoneCreek since its founding in 1992 to 1998. Mr. Morris was primarily responsible for the acquisition of ASC by the Company. From 1981 to 1992, Mr. Morris worked with Kelso & Co. Prior thereto, he held various positions with Booz, Allen & Hamilton and Touche Ross & Company. Mr. Morris is currently a director of Arkansas Best Corp., Treadco, Inc. and Steel Horse Holdings Incorporated. He is a Certified Public Accountant, a Certified Management Consultant, and is a member of the American Institute of Certified Public Accountants (AICPA). He holds a B.S. degree in Industrial Engineering from the Georgia Institute of Technology and an M.B.A. (Finance) from Georgia State University.

    DREW H. ADAMS. Mr. Adams has been a director of the Company since January 1998 and Assistant Secretary of the Company since consummation of the Kolmar Acquisition. He has been employed with StoneCreek since 1993 where he is currently a Managing Director. Mr. Adams was primarily responsible for the acquisitions of Piedmont and Kolmar by the Company. From 1987 to 1993, Mr. Adams worked in Wells Fargo Bank's Corporate Banking Group. Mr. Adams was a Vice President with Wells Fargo when he joined StoneCreek in 1993. Mr. Adams holds a B.A. degree in Marketing and an M.B.A. in finance from Texas Christian University.

    FRANK EDELSTEIN. Mr. Edelstein has been a director of the Company since October, 1996. He has been employed as a Vice President of StoneCreek since March 1992. From 1987 to 1992, Mr. Edelstein was a Vice President with Kelso & Company, Inc. Prior thereto, he held various positions with Continental Corporation, Automatic Data Processing, Inc., Leisure Technology, Inc., Olivetti Corp. of America, B. Manischewitz Corp. and Devegh & Co. Mr. Edelstein holds a B.A. degree in Mathematics and Economics from New York University in 1948 and completed Masters Studies in Mathematic Statistics & Business at Columbia University in 1949. Mr. Edelstein is a director of Arkansas Best Corp., International House of Pancakes Corp. and Ceradyne.

    ROBERT M. WADSWORTH. Mr. Wadsworth has been a director of the Company since October, 1996. He has been a Managing Director of HarbourVest and its predecessor, HVP, since 1986. Prior thereto, he held various positions with Booz, Allen & Hamilton. Mr. Wadsworth currently serves on the advisory boards of several U.S. venture capital firms and on the board of directors of Coil S.A. (Belgium), Concord Communications, Gulf States Steel, as well as numerous private corporations. Mr. Wadsworth holds a B.S. degree in Systems Engineering and Computer Science from the University of Virginia and an M.B.A. from Harvard Business School.

    JOSEPH A. MARINO. Mr. Marino has been a director of the Company since October, 1996. He was President and Chief Executive Officer of Western Publishing Company from 1982 until his retirement in 1989. Prior thereto, Mr. Marino was President of Liquid Paper Corporation, a subsidiary of Gillette, Vice President-Marketing with Gillette's Safety Razor Division, and President of Braun North America, a division of Gillette. Mr. Marino currently serves on the Boards of Directors of Heritage Bank and Trust (which changed its name to Johnson Bank), as well as several private companies. Mr. Marino holds a B.S. in Business Administration from Tri-State University in Indiana and an M.B.A. in Accounting from the Graduate School of Business at Michigan State University.

    Each of the directors listed above serves for a term of one year until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The Stockholders Agreement, dated June 30, 1997, as amended on December 31, 1997 among certain stockholders of the Company, sets forth specific procedures for the election of directors. Refer to Item 13 under "Stockholder Agreement and Registration Rights Agreement" of this Form 10-K for a discussion of the Stockholders Agreement. Executive officers are elected annually and serve at the pleasure of the Board of Directors. Walter K. Lim and Howard C. Lim are brothers.

COMPENSATION COMMITTEE

    The Board of Directors has appointed a Compensation Committee. The Compensation Committee currently consists of Joseph A. Marino, Howard C. Lim and Robert M. Wadsworth. The Compensation Committee determines and reports to the Board of Directors with respect to, compensation for the Company's executive officers.

DIRECTOR COMPENSATION

    Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company and its subsidiaries. Frank Edelstein, Howard C. Lim, Samuel D. Garretson and Joseph A. Marino receive an annual fee of $35,000 for serving as directors on the Board of Directors of the Company.

    Howard C. Lim entered into an Amendment and Termination of Employment Contract (the "Lim Termination Contract"), effective December 31, 1997, with ASC. Mr. Lim's employment terminated with ASC upon the closing of the Kolmar Acquisition; however, Mr. Lim will continue to serve as a member of the Board of Directors and will receive payments after February 14, 1999 in the amount of $35,000 per year for such service or such other amount as OSG pays outside directors for as long as he continues to hold at least 33% of the shares of Common Stock held by him on December 31, 1997. As severance, Mr. Lim received a lump sum payment of $403,722 plus accrued but unused vacation and continued to receive medical, automobile and health insurance until February 14, 1999. Mr. Lim is restricted from competing with the Company or ASC for a period of five years following termination of employment and will not solicit customers or employees.

    Samuel D. Garretson entered into an Amendment and Termination of Employment Contract (the "Garretson Termination Contract"), effective December 31, 1997, with Piedmont. Mr. Garretson's employment terminated with Piedmont upon the closing of the Kolmar Acquisition. Mr. Garretson will no longer serve as Vice Chairman of the Board of Directors; however, he will continue to serve as a member of the Board of Directors and will receive payments after September 30, 1998, in the amount of $35,000 per year or such other amount as OSG pays outside directors for as long as he continues to hold at least 33% of the shares of Common Stock held by him on December 31, 1997. As severance, Mr. Garretson received a lump sum payment of $150,000 and automobile, life and health insurance until September 30, 1998. In addition, Piedmont agreed not to exercise its call rights with respect to Mr. Garretson's shares under the Stockholder Agreement (as defined under Item 13 of this Form 10-K). Mr. Garretson is restricted from competing with the Company or Piedmont for a period of five years following termination of employment and will not solicit customers or employees.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the annual compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") for the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                      ANNUAL COMPENSATION
                                                                --------------------------------      ALL OTHER
NAME AND PRINCIPAL POSITION                                       YEAR     SALARY($)   BONUS($)   COMPENSATION($)(2)
--------------------------------------------------------------  ---------  ----------  ---------  ------------------
Christopher Denney............................................       1998  $  250,000  $  18,519      $    9,097
  President and Chief Executive Officer
Dennis Nolan..................................................       1998     200,000      7,312           6,030
  Chief Operating Officer
Walter K. Lim.................................................       1998     288,207         --           1,760
  Chairman and Director Research and Development
John G. Hewson................................................       1998     199,040     58,374           5,367
  Senior Vice President Marketing
Joseph W. Sortais.............................................       1998     148,905     23,627          11,582
  Chief Financial Officer

------------------------

(1) All Other Compensation consists of contributions made by ASC to its profit sharing plan on behalf of Mr. Walter K. Lim in the amount of $1,328 and Mr. Joseph W. Sortais in the amount of $1,111 and contributions made by Kolmar to its 401K plan on behalf of Mr. Dennis Nolan in the amount of $1,725, Mr. John G. Hewson in the amount of $1,741 and Mr. Joseph W. Sortais in the amount of $1,388 and contributions to the Kolmar Canada pension plan on behalf of Mr. Christopher Denney in the amount of $9,097 and special bonuses in connection with the private placement of stock to Mr. Dennis Nolan in the amount of $2,865, Mr. John G. Hewson in the amount of $2,865 and Mr. Joseph
    W. Sortais in the amount of $7,734. In addition All Other Compensation consists of insurance premiums paid by ASC with respect to term life insurance in the amount of $432 for Mr. Walter K. Lim, $36 for Mr. John G. Hewson, $36 for Mr. Joseph W. Sortais and by Kolmar in the amount of $1,440, $725 and $1,313 for Mr. Dennis Nolan, Mr. John G. Hewson and Mr. Joe W. Sortais, respectively.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                     INDIVIDUAL GRANTS
                                  ----------------------------------------------------------------------------------------
                                    NUMBER OF     PERCENT OF TOTAL
                                   SECURITIES       OPTIONS/SARS                     MARKET
                                   UNDERLYING        GRANTED TO       EXERCISE OR   PRICE ON                  GRANT DATE
                                   OPTION/SARS   EMPLOYEES IN FISCAL  BASE PRICE   GRANT DATE   EXPIRATION   PRESENT VALUE
NAME (1)                           GRANTED (#)          YEAR            ($/SH)       ($/SH)        DATE         ($)(1)
--------------------------------  -------------  -------------------  -----------  -----------  -----------  -------------
Christopher Denney..............       85,000                57%       $   10.00    $   10.00       1/8/08     $    2.79
Dennis Nolan....................       20,000                13            10.00        10.00       2/1/08          2.79
John G. Hewson..................       20,000                13            10.00        10.00       2/1/08          2.79
Joseph W. Sortais...............       20,000                13            10.00        10.00       2/1/08          2.79

------------------------

(1) Walter K. Lim holds no options.

(2) Refer to Note 10 to the Consolidated Financial Statements for a description of the Company's stock option plan and for an explanation of how this number was calculated.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHARGE-IN-CONTROL
  ARRANGEMENTS

    Christopher Denney entered into an employment agreement (the "Employment Agreement") with the Company, effective January 1, 1998, which has an initial term of three years and may be extended by mutual agreement for additional years on the same or mutually agreeable terms. Mr. Denney will serve as President and Chief Executive Officer of the Company and of Kolmar. The Company will pay to Mr. Denney a base salary of $250,000 per year and a performance bonus to be determined by the Company's Board of Directors. Upon the effective time of the Employment Agreement, Mr. Denney received options to purchase 85,000 shares of Common Stock at the price of $10 per share pursuant to a stock option agreement. The options are exercisable on the earlier of (i) December 31, 2000, (ii) the date on which the Common Stock becomes publicly traded, (iii) the date on which the Company completes an initial public offering of its Common Stock with proceeds in excess of $15 million, and (iv) the date on which the Company (or its assets) is sold substantially as an entirety. At December 31, 1998 Mr. Denney was, and for each of December 31, 1999, 2000, 2001, and 2002, Mr. Denney, along with other executives, will be eligible to participate in a stock option program providing for an annual award, to all such participants in the aggregate, of options to purchase up to 60,000 shares of Company stock. If Mr. Denney resigns for good reason (as such term is defined in the Employment Agreement) or dies or becomes disabled, the Company will pay Mr. Denney or his representative his base salary through the balance of the term of the Employment Agreement. During the employment term and continuing for a period of two years after the date of the expiration of Mr. Denney's employment (unless Mr. Denney is terminated by the Company without cause), Mr. Denney will not solicit customers or employees of the Company.

    Messrs. Nolan, Hewson and Sortais (the "Executives") have entered into employment agreements with the Company, effective February 1, 1998, which have a term of three years and may be extended by mutual agreement for additional years on the same or mutually agreeable terms. Mr. Sortais will serve as Senior Vice President and Chief Financial Officer of the Company, Mr. Hewson will serve as Senior Vice President--Sales and Marketing of the Company, and Mr. Nolan will serve as Chief Operating Officer of the Company. The Company will pay to each of Messrs. Nolan and Hewson a base salary of $200,000 per year and a performance bonus to be determined by the Company's Board of Directors. The Company will pay to Mr. Sortais a base salary of $150,000 per year and a performance bonus to be determined by the Company's Board of Directors. Upon the effective time of the agreements, each of the Executives was eligible to receive an option to purchase 20,000 shares of Common Stock at the price of $10 per share. The option is exercisable on the earlier of (i) January 31, 2001, (ii) the Common Stock becoming publicly traded, (iii) the Company completing an initial public offering of its Common Stock with proceeds in excess of $15,000,000, or (iv) the Company (or its assets) is sold substantially as an entirety. For each of the five years after January 1, 1998, the Executives, along with other executives, will be eligible to participate in a stock option program providing for an annual award, to all such participants in the aggregate, of options to purchase up to 60,000 shares of Company stock. If either Executive resigns for good reason (as such term is defined in the employment agreement), the Company will pay such Executive his base salary and benefits through the balance of the term. If either Executive dies or becomes disabled, the Company will pay such Executive his base salary and benefits through the balance of the term of the agreement. During the employment term and continuing for a period of two years after the date of the expiration of each Executive's employment (unless the Executive is terminated by the Company without cause), the Executive will not solicit or take away any customer or employee of the Company.

    In December 1998, Mr. Sortais tendered his resignation as Chief Financial Officer, Treasurer and Secretary of the Company effective March 1, 1999.

    Walter K. Lim does not have an employment agreement with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As noted previously, the members of the Compensation Committee during 1998 consisted solely of Joseph A. Marino, Howard C. Lim and Robert M. Wadsworth. None of these individuals have ever been an officer or employee of the Company or any of its subsidiaries (other than Howard C. Lim, who served as Executive Vice President, Chief Financial Officer and Treasurer of ASC from 1968 to 1997) and none of the executive officers of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during 1998. In addition, none of these individuals (other than Howard C. Lim) was a party to any related party transaction with the Company during 1998 involving more than $60,000. Refer to
Item 13 of this Form 10-K for a discussion regarding such related party transactions between the Company and Howard C. Lim.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 15, 1999 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group (except as otherwise listed below, the address of each person listed is c/o Outsourcing Services Group, Inc., 425 South Ninth Avenue, City of Industry, CA 91746).

                                                                            SHARES BENEFICIALLY
                                                                                   OWNED
                                                                          -----------------------
NAME                                                                        NUMBER      PERCENT
------------------------------------------------------------------------  ----------  -----------
Gordon+Morris Investment Partnership, L.P. (1)..........................   1,279,970        37.0%
840 Newport Center Drive, Suite 600
Newport Beach, CA 92660

HarbourVest Partners IV-Direct Fund L.P. (2)............................     343,916        10.0%
One Financial Center, 44th Floor
Boston, MA 02111

HarbourVest Partners V-Direct Fund L.P. (3).............................   1,100,000        31.8%
One Financial Center, 44th Floor
Boston, MA

Christopher Denney (4)..................................................           *           *
John G. Hewson (5)......................................................           *           *
Dennis M. Nolan (6).....................................................           *           *
Walter K. Lim (7).......................................................     224,815         6.5%
Samuel D. Garretson.....................................................     101,187         2.9%
Howard C. Lim...........................................................     185,609         5.4%
Frank Edelstein (8).....................................................          --          --
Drew H. Adams (9).......................................................   1,355,618        39.2%
Joseph A. Marino (10)...................................................          --          --
John H. Morris (1)(11)..................................................   1,355,618        39.2%
Robert M. Wadsworth (12)................................................   1,443,916        41.8%
Michael S. Gordon (1)(13)...............................................   1,355,618        39.2%
Bruce N. Lipian (1)(14).................................................   1,355,618        39.2%
All directors and executive officers as a group (11 persons) (15).......   3,350,145        97.0%

------------------------

   * Less than 1%

 (1) Gordon+Morris Partners, L.P. ("GMP") is the general partner and a limited partner of GMIP. Michael S. Gordon, John H. Morris and Bruce N. Lipian are the general partners of GMP.

 (2) Investment and dispositive power of shares of Common Stock held by HVP-IV is held by HarbourVest. HVP-IV is a limited partner of GMIP but does not exercise voting or investment power over the shares of Common Stock held by GMIP.

 (3) Investment and dispositive power of HVP-V is held by HarbourVest.

 (4) Does not include 85,000 shares subject to options granted to Mr. Denney, none of which will have vested within 60 days of March 15, 1999. See "Management-- Employment Agreements."

 (5) Does not include 20,000 shares subject to options granted to Mr. Hewson, none of which will have vested within 60 days of March 15, 1999.

 (6) Does not include 20,000 shares subject to options granted to Mr. Nolan, none of which have vested within 60 days of March 15, 1999.

 (7) Walter K. Lim is a co-trustee of the Walter K. Lim and Sylvia Lim Revocable Trust dated November 30, 1989, which is a limited partner of GMIP. Mr. Lim does not exercise voting or investment power over the shares of Common Stock held by GMIP.

 (8) Frank Edelstein is the trustee of the Edelstein Living Trust which is a limited partner of ASCIP, which owns 75,648 shares of Common Stock. Mr. Edelstein does not exercise voting or investment power over the shares of Common Stock held by ASCIP.

 (9) Drew H. Adams is a stockholder, officer and director of the general partner of ASCIP and a general partner of GMP, the general partner of GMIP. As such, Mr. Adams exercises voting and investment power over the shares of Common Stock owned by ASCIP and GMIP.

 (10) Joseph A. Marino is a limited partner of both GMIP and ASCIP, which owns 75,648 shares of Common Stock. Mr. Marino does not exercise voting or investment power over the shares of Common Stock held by either GMIP or ASCIP.

 (11) John H. Morris is a stockholder, officer and director of the general partner of ASCIP and a general partner of GMP, the general partner of GMIP. As such, Mr. Morris exercises voting and investment power over the shares of Common Stock owned by ASCIP and GMIP. Mr. Morris is a trustee of the John H. Morris and Sharon L. Morris Family Trust, which is a limited partner in ASCIP, which owns 75,648 shares of Common Stock.

 (12) Robert M. Wadsworth is a managing director of HarbourVest which control the general partners of HVP-IV and HVP-V, respectively. As such, Mr. Wadworth exercises voting and investment power over the shares of Common Stock held by HVP-IV and HVP-V.

 (13) Michael S. Gordon is a stockholder, officer and director of the general partner of ASCIP and a general partner of GMP, the general partner of GMIP. As such, Mr. Gordon exercises voting and investment power over the shares of Common Stock owned by ASCIP and GMIP. Mr. Gordon is a trustee of the Mikel Gordon Trust dated January 29, 1988 which is a limited partner in ASCIP, which owns 75,648 shares of Common Stock.

 (14) Bruce N. Lipian is a stockholder, officer and director of the general partner of ASCIP and a general partner of GMP, the general partner of GMIP. As such, Mr. Lipian exercises voting and investment power over the shares of Common Stock owned by ASCIP and GMIP. ASCIP owns 75,648 shares of Common Stock.

 (15) Does not include 145,000 shares subject to options, none of which have vested within 60 days of March 15, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDER AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

    In connection with the Merger, each stockholder of the Company at that time executed an amended and restated stockholder agreement, dated June 30, 1997 (the "Original Stockholder Agreement"), setting forth the rights, obligations and restrictions by and among the Company and its stockholders. In contemplation of the Kolmar Acquisition, on December 31, 1997, the Original Stockholder Agreement was amended by an amendment to stockholder agreement (the "Amendment"). The Original Stockholder Agreement and the Amendment are referred to herein as the "Stockholder Agreement." The rights, obligations and restrictions set forth in the Stockholder Agreement include, but are not limited to, the following: (a) restrictions on sales, pledges and other transfers of Common Stock by the Company's stockholders (the "Stockholders") except in certain circumstances; (b) the right of certain individuals who are part of management of the Company to sell their shares of Common Stock to the Company upon termination of employment by the Company without cause or upon the death or disability, retirement or resignation for "good reason" (as defined therein) of such person; (c) the right of the Company to purchase shares of Common Stock of certain Stockholders in certain circumstances; (d) restrictions on the purchase of shares of Common Stock by the Company in certain circumstances; (e) a right of first refusal in favor of the Company and the Stockholders in certain circumstances; and (f) the right to compel a sale or merger of the Company. The obligation of the Company to purchase shares of Common Stock of certain management employees pursuant to clause (b) above may be deferred in certain circumstances, including to the extent that the Company is prohibited by any debt instruments entered into by the Company or any of its affiliates or by law. In the event such payment is deferred, it shall accrue interest at a rate of 9% per annum until paid in full.

    The Stockholder Agreement requires that, unless certain events have occurred, each Stockholder will nominate, elect and vote all of such Stockholder's shares of Common Stock to continue in office a Board of Directors consisting of nine members, three of whom will be designated by Samuel D. Garretson, Walter K. Lim and Howard C. Lim (the "Founders") and must be reasonably acceptable to GMIP; two of whom will be designated by HarbourVest; three of whom will be designated by GMIP; and one of whom will be Christopher Denney, so long as he is Chief Executive Officer of the Company and is willing to serve. The persons designated by the Founders, HarbourVest and GMIP may be changed from time to time by the Founders, HarbourVest and GMIP, respectively, provided, however, that Walter K. Lim, Howard C. Lim and Samuel D. Garretson will each be one of the directors named by the Founders so as long as he holds at least thirty-three percent (33%) of the Common Stock he held on December 31, 1997 and is willing to serve. If both Michael S. Gordon and John H. Morris are no longer principals of the manager of GMIP, then HarbourVest will have the right to name one of the directors GMIP would otherwise have the right to name, provided that HarbourVest is, at such time, the beneficial owner of at least ten percent (10%) of the Common Stock. If either GMIP and its affiliates or HarbourVest and its affiliates no longer hold at least 33% of the highest number of shares of Common Stock held by them at any time, the rights of GMIP or HarbourVest, as appropriate, to name a director will terminate. On each date that any one of the Founders ceases to own at least 33% of the Common Stock he held on December 31, 1997, the number of directors to be named by the Founders will decrease by one, and when all three of the Founders cease to own at least 33% of the Common Stock that each held on December 31, 1997, the Founders shall no longer have the right to name any directors. If Christopher Denney ceases to be a director because he is no longer Chief Executive Officer, Mr. Denney's directorship will be filled by the incoming Chief Executive Officer.

    Certain parties to the Original Stockholder Agreement previously entered into a registration rights agreement providing certain piggyback registration rights relating to their shares of Common Stock.

MANAGEMENT SERVICE AGREEMENTS

    The Company, ASC, Piedmont, Kolmar and StoneCreek are parties to an Amended and Restated Management Services Agreement, dated January 8, 1998 (the "Management Services Agreement"), which supersedes all prior management agreements with StoneCreek. Pursuant to this agreement, StoneCreek agreed to provide financial advisory, consulting and other management services to the Company. The Company paid StoneCreek a fee of $800,000 upon the closing of the Kolmar Acquisition and will pay StoneCreek (i) provided certain conditions are met, an annual fee of $350,000 which is subject to adjustment in the event of further acquisitions and/or dispositions, (ii) provided certain ownership conditions are met at the closing of each acquisition of an additional business an amount equal to 1% (or a different amount agreed to by the parties up to 2%) of the total consideration paid to third parties, including assumption of debt,
(iii) provided certain ownership conditions are met, upon the sale of the Company or any of its subsidiaries, an amount equal to 1% (or a different amount agreed to by the parties up to 2%) of the consideration received, including the assumption of debt, (iv) at the closing of a debt refinancing transaction an amount equal to 0.5% (or a different amount agreed to by the parties up to 1%) of the amount refinanced and (v) reasonable out-of-pocket expenses. This agreement contains broad indemnification provisions benefiting StoneCreek. Since January 1, 1994, the Company has paid StoneCreek a total of approximately $2.2 million (not including the fee for the Kolmar Acquisition) under the Management Services Agreement and predecessor agreements. The Management Services Agreement was approved by a majority of the independent directors of the Company.

    The Company is also party to a letter agreement with HarbourVest, dated January 8, 1998 (the "HarbourVest Agreement"), a copy of which has been filed as an exhibit to the Registration Statement, whereby HarbourVest has agreed to provide a representative to serve on the Company's Board of Directors and to render financial and business advice to OSG. In return, the Company will (i) reimburse the HarbourVest designated OSG director for all reasonable expenses related to attending meetings, (ii) provided certain ownership conditions are met, pay HarbourVest a $115,000 annual financial advisory fee, $50,000 of which shall be paid in cash and the remainder of which shall accrue, all subject to increase if the management fees paid to StoneCreek are increased and (iii) pay HarbourVest a fee of 1/3 of the fee received by StoneCreek or any of its affiliates under the Management Services Agreement upon the sale of OSG or any of its subsidiaries or, if approved by OSG's Board of Directors, upon the acquisition of additional businesses. The HarbourVest Agreement was approved by a majority of the independent directors of the Company.

PURCHASES FROM THE LIMS

    The Company leases its manufacturing and warehouse facilities located in the City of Industry, as well as certain equipment located therein, from Walter K. Lim, Sylvia Lim, Howard C. Lim, Nancy Lim, and their affiliates. The Company believes these leases were entered into in the ordinary course of business on terms no less favorable than could be obtained from a third party in an arms-length transaction and were approved by the Board of Directors of the Company. Between January 1, 1995 and December 31, 1998, and during 1998, the Company paid approximately $3.6 million and $0.9 million, respectively, to Walter K. Lim, Sylvia Lim, Howard C. Lim, Nancy Lim, and their affiliates, under all such leases.

    The Company has sold products to companies controlled by Walter K. Lim, Howard C. Lim, and their affiliates, in the amount of $119,000 and $227,000 and $185,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company believes that these sales were made in the ordinary course of business on terms no less favorable than could have been obtained from a third party in an arms-length transaction.

EQUIPMENT LEASES

    The Company leases certain manufacturing and data processing equipment from a partnership comprised of two of the Company's stockholders, Howard C. Lim and Walter K. Lim. The Company believes these leases were entered into in the ordinary course of business on terms no less favorable than could be obtained from a third party in an arms-length transaction. Lease payments under these equipment leases between January 1, 1995 and December 31, 1998 and during 1998 were approximately $0.5 million and $0.1 million, respectively.

AMENDMENT TO CERTIFICATE OF INCORPORATION

    In accordance with the Kolmar Acquisition, the Company's Certificate of Incorporation was amended with respect to its Preferred Stock in order to extend the redemption date of the Preferred Stock until after March 1, 2006.

PRIVATE PLACEMENTS

    Refer to Item 5 of this Form 10-K for a description of certain private placements of Common Stock to affiliates and management of the Company.

PIEDMONT ACQUISITION AGREEMENT

    OSG was formed by an investor group and management of Piedmont, collectively known as ACHC, which acquired on September 30, 1996, all of the shares of Piedmont from Samuel D. Garretson and certain other sellers (collectively, the "Sellers") for a combination of cash and the refinancing of debt totaling $14.1 million pursuant to that certain stock purchase agreement, dated as of June 27, 1996 (the "Piedmont Acquisition Agreement"). Pursuant to the Piedmont Acquisition Agreement, the Sellers agreed to indemnify ACHC, subject to a $325,000 minimum threshold in most cases, for losses resulting from inaccuracies or breaches of representations and warranties, including losses resulting from undisclosed hazardous materials and other environmental liabilities, and for breaches of post-closing covenants. The Sellers' liability for indemnification under the Piedmont Acquisition Agreement is limited to $1.0 million.

THE MERGER

    Effective June 30, 1997, pursant to the Merger, ACHC was merged with ASHC, a related company owned principally by the same investor group. The combined entity was renamed "Outsourcing Services Group, Inc." As a result of the Merger, the Company became the sole common stockholder of ASC and Piedmont. The merger agreement also amended the capital structure such that the existing stockholders of ACHC received approximately 1.22 new shares of Common Stock for each old share of ACHC common stock that they owned prior to the Merger and the existing stockholders of ASHC received approximately .76 new shares of Common Stock for each old share of ASHC common stock that they owned prior to the Merger. Because ACHC stockholders received a majority of the Common Stock in the new company, ACHC has been determined to be the accounting acquirer. The fair value of the Common Stock issued to stockholders of ASHC was $4,058,000 as of June 30, 1997.

KOLMAR ACQUISITION AGREEMENT

    As of January 1, 1998, OSG acquired all of the shares of Kolmar from CCL Industries and certain assets relating to Kolmar's Canadian operations from CCL for an aggregate purchase price of $78.0 million, subject to certain post-closing adjustments, pursuant to a share and asset purchase agreement dated October 28, 1997, as it was amended by that certain letter agreement dated January 1, 1998 and by that certain modification agreement dated January 8, 1998 (collectively the "Kolmar Acquisition Agreement"), a copy of which has been filed as an exhibit to the Registration Statement. Upon consummation of the Kolmar Acquisition, Kolmar became a wholly-owned subsidiary of OSG and those other assets purchased from CCL were transferred to Kolmar Canada, an Ontario corporation formed for such purpose, which became a wholly-owned subsidiary of Kolmar. Pursuant to the Kolmar Acquisition Agreement and subject to a $134,000 minimum threshold in one lawsuit, CCL retained liability for all disclosed litigation. The Kolmar Acquisition Agreement contains typical representations and warranties, which for the most part shall survive until the earlier of (i) July 8, 1999 or (ii) delivery of Kolmar's audited financial statements for the year ending December 31, 1998. Certain representations and warranties made with respect to compliance with environmental laws survive until January 8, 2003. CCL and CCL Industries agreed to indemnify the Company for losses resulting from inaccuracies or breaches of representations and warranties and breaches of certain covenants contained in the agreement. Subject to a $750,000 minimum threshold and for certain environmental liabilities subject to a $250,000 minimum threshold, CCL and CCL Industries' liability for indemnification is limited to $6.5 million (this limit is $12.0 million with respect to losses resulting from environmental matters related to certain facilities and there is no limit with respect to losses from environmental matters related to certain other facilities). Pursuant to the terms of the Kolmar Acquisition Agreement, OSG is required to indemnify CCL and CCL Industries for losses resulting from breaches or inaccuracies of its representations and warranties and for losses arising from the Company's conduct of Kolmar's business, its real property and environmental matters, to the extent that the losses relate to actions or occurrences after the closing date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) See page F-1 for a listing of financial statements submitted as part of this report.

(a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are shown in the financial statements or are inapplicable, and therefore have been omitted.

(a)(3)  The following exhibits are included in this report.

      3.1(1) Certificate of Incorporation of Aerosol Services Holding Corporation ("ASHC")
           (which later changed its name to "Outsourcing Services Group, Inc."), as amended to date.

      3.2(1) By-Laws of ASHC.

      3.3(1) Articles of Incorporation of ASC Merger Corp. ("ASCMC") (which later changed its name to "Aerosol Services Company, Inc."), as amended to date.

      3.4(1) By-Laws of ASCMC, as amended to date.

      3.5(1) Certificate of Incorporation of Kolmar Laboratories, Inc. ("Kolmar"), as amended to date.

      3.6(1) By-Laws of Kolmar, as amended to date.

      3.7(1) Restated Articles of Incorporation of Piedmont Laboratories, Inc. ("Piedmont"),
           as amended to date.

      3.8(1) By-Laws of Piedmont.

      4.1(1) Indenture, dated March 3, 1998, among the Company, the Guarantors listed therein and U.S. Bank Trust National Association (formerly First Trust National
           Association), as Trustee, relating to the 10 7/8% Series B Senior Subordinated
           Notes due 2006 of the Company (the "New Notes") and the 10 7/8% Senior
           Subordinated Notes due 2006 of the Company (the "Old Notes").

      4.2(1) Registration Rights Agreement, dated as of March 3, 1998, by and among the
           Company, the Guarantors listed therein and BT.

      4.3(1) Registration Rights Agreement, dated as of February 14, 1994, by and among ASHC and the investors that are parties thereto.

      9.1(1) Amended and Restated Stockholder Agreement, dated as of June 30, 1997, among the
           Company and certain stockholders listed herein.

      9.2(1) Amendment to Stockholder Agreement, dated December 31, 1997, among the Company and certain stockholders listed therein.

     10.1(1) Credit Agreement, dated as of January 8, 1998 ("Credit Agreement"), among the
           Company, as guarantor, Aerosol Services Company, Inc. ("Aerosol"), Piedmont and
           additional subsidiaries of the Company, as Borrowers, the Lenders party thereto,
           BT Commercial Corporation, as Agent, and Heller Financial, Inc., as Co-Agent.

     10.2(1) Amendment and Waiver No. 1, dated as of April 29, 1998, to the Credit Agreement, by and among the Company, Aerosol and Piedmont, as initial Borrowers, Kolmar, as an additional Borrower, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent for Lenders and Heller
           Financial, Inc., as Co-agent.

     10.3(1) Outsourcing Services Group, Inc. 1998 Stock Option Plan.

     10.4(1) Stock Option Agreement, dated December 31, 1997, between the Company and
           Christopher Denney.

     10.5(1) Amended and Restated Warrant Agreement between the Company and Chase Capital,
           L.P., dated January 8, 1998.

     10.6(1) Amended and Restated Management Services Agreement, dated January 8, 1998, by and between The Gordon+Morris Group, the Company, Aerosol, Piedmont and Kolmar.

     10.7(1) Advisory and Financial Services Agreement by and between the Company and
           HarbourVest Partners LLC, dated January 8, 1998.

     10.8(1) Employment and Non-Competition Agreement between the Company and Christopher
           Denney, dated January 9, 1998.

     10.9(1) Share and Asset Purchase Agreement, dated October 28, 1997, between CCL
           Industries, Inc., CCL Industries Corporation and the Company.

    10.10(1) Amendment to Share and Asset Purchase Agreement, dated January 1, 1998, between
           CCL Industries, Inc., CCL Industries Corporation and the Company.

    10.11(1) Modification Agreement, dated January 8, 1998, between CCL Industries, Inc., CCL
           Industries Corporation and the Company.

    10.12(1) Agreement and Plan of Merger, dated June 20, 1997, by and between Aerosol
           Companies Holding Corporation ("ACHC") and ASHC.

    10.13(1) Amendment and Termination of Employment Contract, dated December 31, 1997, for
           Howard C. Lim.

    10.14(1) Amendment and Termination of Employment Contract, dated December 31, 1997, for
           Samuel D. Garretson.

    10.15(1) Employment, Non-Disclosure and Limited Non-Competition Agreement between the
           Company and Joseph W. Sortais.

    10.16(1) Employment, Non-Disclosure and Limited Non-Competition Agreement between the
           Company and John G. Hewson.

    10.17(1) Employment, Non-Disclosure and Limited Non-Competition Agreement between the
           Company and Dennis Nolan.

    10.18  Stock Option Agreement, dated June 30, 1998, between the Company and Dennis
           Nolan.

    10.19  Stock Option Agreement, dated June 30, 1998, between the Company and John G.
           Hewson.

    10.20  Stock Option Agreement, dated June 30, 1998, between the Company and Joseph
           Sortais.

     12.1  Statement regarding the computation of ratio of earnings to fixed charges for the Company.

     12.2  Statement regarding the computation of ratio of earnings to fixed charges for each of Aerosol (Guarantors only), Piedmont (Guarantors only) and Kolmar
           (Guarantors only).

     21.1(1) Subsidiaries of the Company.

     27.1  Financial Data Schedule.

------------------------

    (1) Previously filed with the Registration Statement on Form S-4 of Outsourcing Services Group, Inc. (Registration No. 333-57209).

(b) Reports on Form 8-K

    Not Applicable.

(c) See (a) (3) above for a listing of the exhibits included as a part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        OUTSOURCING SERVICES GROUP, INC.

FINANCIAL STATEMENTS:
  Independent auditors' report of Deloitte & Touche LLP..............................        F-2

  Consolidated balance sheets as of December 31, 1997 and 1998.......................        F-3

  Consolidated statements of operations and comprehensive income (loss) for the period October 1, 1996 (date of inception) to December 31, 1996 and the years
    ended December 31, 1997 and 1998.................................................        F-4

  Consolidated statements of stockholders' equity for the period October 1, 1996
    (date of inception) to December 31, 1996 and the years ended December 31, 1997
    and 1998.........................................................................        F-5

  Consolidated statements of cash flows for the period October 1, 1996 (date of
    inception) to December 31, 1996 and the years ended December 31, 1997 and 1998...        F-6

  Notes to consolidated financial statements.........................................        F-8

FINANCIAL STATEMENT SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts and Reserves.......................       F-28

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Outsourcing Services Group, Inc.
New York, NY

    We have audited the accompanying consolidated balance sheets of Outsourcing Services Group, Inc. and subsidiaries (the Company or OSG) as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the period October 1, 1996 (date of inception) to December 31, 1996 and for the years ended December 31, 1997 and 1998. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Outsourcing Services Group, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the period October 1, 1996 (date of inception) to December 31, 1996 and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 24, 1999

                        OUTSOURCING SERVICES GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1998

                                 (IN THOUSANDS)

                                                                                                1997        1998
                                                                                             -----------  ---------
                                                      ASSETS
CURRENT ASSETS:
  Cash.....................................................................................   $     338   $   8,747
  Short-term investments...................................................................         250         253
  Accounts receivable, net (Note 4)........................................................      17,319      32,244
  Other receivable.........................................................................                     870
  Inventories, net (Note 5)................................................................      12,125      27,443
  Prepaid expenses and other current assets................................................         505         556
  Deferred income taxes, net (Note 7)......................................................         708       3,931
                                                                                             -----------  ---------
    Total current assets...................................................................      31,245      74,044
PROPERTY AND EQUIPMENT, net (Note 6).......................................................      13,542      31,743
GOODWILL, net..............................................................................      23,652      71,554
DEFERRED FINANCING COSTS, net..............................................................         416       7,714
ENVIRONMENTAL INSURANCE RECEIVABLE.........................................................          --       7,750
DUE FROM CCL...............................................................................          --       3,376
OTHER ASSETS...............................................................................         253       1,500
                                                                                             -----------  ---------
                                                                                              $  69,108   $ 197,681
                                                                                             -----------  ---------
                                                                                             -----------  ---------

                         LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable...................................................................   $  13,246   $  27,429
  Current maturities of long-term debt (Note 8)............................................       1,600          --
  Accrued expenses.........................................................................       2,088      16,930
  Other current liabilities................................................................       1,330         930
                                                                                             -----------  ---------
    Total current liabilities..............................................................      18,264      45,289
DEFERRED INCOME TAXES, net (Note 7)........................................................       2,004       1,275
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES (Note 13)................................          --      15,990
LONG-TERM DEBT (Note 8)....................................................................      34,591     105,000
                                                                                             -----------  ---------
    Total liabilities......................................................................      54,859     167,554
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750 shares authorized, issued and
  outstanding (Note 9).....................................................................         375         375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250 shares authorized, issued and
  outstanding (Note 9).....................................................................       3,884       4,094
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 6,000,000 shares authorized; 1,267,174 and 3,455,174
    shares issued and outstanding as of December 31, 1997 and 1998, respectively...........           1           3
  Common stock warrants (Note 10)..........................................................         663         663
  Additional paid-in capital...............................................................      10,394      32,272
  Notes receivable from stockholders (Note 10).............................................          --        (772)
  Accumulated deficit......................................................................      (1,068)     (6,584)
  Accumulated other comprehensive income...................................................          --          76
                                                                                             -----------  ---------
    Total stockholders' equity.............................................................       9,990      25,658
                                                                                             -----------  ---------
                                                                                              $  69,108   $ 197,681
                                                                                             -----------  ---------
                                                                                             -----------  ---------

                See notes to consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                       PERIOD FROM
                                                                     OCTOBER 1, 1996
                                                                        (DATE OF        YEAR ENDED DECEMBER 31,
                                                                      INCEPTION) TO    --------------------------
                                                                    DECEMBER 31, 1996      1997          1998
                                                                    -----------------  ------------  ------------
NET REVENUES......................................................     $     7,479     $     77,835  $    220,568
COST OF GOODS SOLD................................................           6,335           67,491       187,044
                                                                          --------     ------------  ------------
GROSS PROFIT......................................................           1,144           10,344        33,524
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.....................           1,086            7,852        21,795
                                                                          --------     ------------  ------------
INCOME FROM OPERATIONS............................................              58            2,492        11,729
FOREIGN CURRENCY TRANSLATION LOSS.................................              --               --         1,027
INTEREST EXPENSE, net.............................................             204            2,232        12,446
                                                                          --------     ------------  ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
  ITEM............................................................            (146)             260        (1,744)
PROVISION FOR INCOME TAXES (Note 7)...............................             (60)            (576)         (947)
                                                                          --------     ------------  ------------
LOSS BEFORE EXTRAORDINARY ITEM....................................            (206)            (316)       (2,691)
EXTRAORDINARY ITEM, LOSS FROM EARLY EXTINGUISHMENT OF DEBT, net of
  income tax benefit of $250 and $1,053 in 1997 and 1998 (Note
  8)..............................................................              --             (419)       (2,577)
                                                                          --------     ------------  ------------
NET LOSS..........................................................            (206)            (735)       (5,268)

ACCRETION AND DIVIDENDS ON PREFERRED STOCK........................              --             (127)         (248)
                                                                          --------     ------------  ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS......................            (206)            (862)       (5,516)
                                                                          --------     ------------  ------------
                                                                          --------     ------------  ------------
OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT...........................              --               --            76
                                                                          --------     ------------  ------------
COMPREHENSIVE LOSS................................................     $      (206)    $       (735) $     (5,192)
                                                                          --------     ------------  ------------
                                                                          --------     ------------  ------------

LOSS BEFORE EXTRAORDINARY ITEM PER SHARE..........................     $     (0.24)    $      (0.42) $      (0.81)
LOSS FROM EXTRAORDINARY ITEM PER SHARE............................              --            (0.39)        (0.77)
                                                                          --------     ------------  ------------
NET LOSS PER SHARE, Basic and diluted.............................     $     (0.24)    $      (0.81) $      (1.58)
                                                                          --------     ------------  ------------
                                                                          --------     ------------  ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS......................     $     (0.24)    $      (0.81) $      (1.65)
                                                                          --------     ------------  ------------
                                                                          --------     ------------  ------------
WEIGHTED AVERAGE COMMON SHARES Basic and diluted..................         853,380        1,060,078     3,336,085
                                                                          --------     ------------  ------------
                                                                          --------     ------------  ------------

                See notes to consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)
      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                                    NOTES
                                                                   COMMON STOCK         COMMON     ADDITIONAL    RECEIVABLE
                                                              ----------------------     STOCK       PAID-IN        FROM
                                                               SHARES      AMOUNT      WARRANTS      CAPITAL    STOCKHOLDERS
                                                              ---------  -----------  -----------  -----------  -------------
BALANCE, October 1, 1996 (date of inception)................         --   $      --    $      --    $      --     $      --
Issuance of common stock in conjunction with acquisition of
  Piedmont..................................................    853,380           1                     6,999
Net loss....................................................
                                                              ---------         ---        -----   -----------       ------
BALANCE, December 31, 1996..................................    853,380           1           --        6,999
Issuance of common stock and warrants in conjunction with
  the acquisition of Aerosol Services Holding Corporation
  (Notes 2
  and 10)...................................................    413,794                      663        3,395
Accretion of redeemable Series A and B preferred stock......
Payment of dividends on Series A and B redeemable preferred
  stock.....................................................
Net loss....................................................
                                                              ---------         ---        -----   -----------       ------
BALANCE, December 31, 1997..................................  1,267,174           1          663       10,394
Issuance of common stock and warrants in conjunction with
  the acquisition of Kolmar Group (Notes 2 and 8)...........  2,093,000   $       2                    20,928
Issuance of common stock in conjunction with management
  share offering (Note 10)..................................     95,000          --                       950          (772)
Accretion of redeemable Series A and B preferred stock......
Payment of dividends on Series A and B redeemable preferred
  stock.....................................................
Net loss....................................................
Foreign currency translation adjustment.....................
                                                              ---------         ---        -----   -----------       ------
BALANCE, December 31, 1998..................................  3,455,174   $       3    $     663    $  32,272     $    (772)
                                                              ---------         ---        -----   -----------       ------
                                                              ---------         ---        -----   -----------       ------


                                                                             ACCUMULATED OTHER      TOTAL
                                                               ACCUMULATED     COMPREHENSIVE    STOCKHOLDERS'
                                                                 DEFICIT          INCOME           EQUITY
                                                              -------------  -----------------  -------------
BALANCE, October 1, 1996 (date of inception)................    $      --        $      --        $      --
Issuance of common stock in conjunction with acquisition of
  Piedmont..................................................                                          7,000
Net loss....................................................         (206)                             (206)
                                                              -------------          -----      -------------
BALANCE, December 31, 1996..................................         (206)                            6,794
Issuance of common stock and warrants in conjunction with
  the acquisition of Aerosol Services Holding Corporation
  (Notes 2
  and 10)...................................................                                          4,058
Accretion of redeemable Series A and B preferred stock......          (63)                              (63)
Payment of dividends on Series A and B redeemable preferred
  stock.....................................................          (64)                              (64)
Net loss....................................................         (735)                             (735)
                                                              -------------          -----      -------------
BALANCE, December 31, 1997..................................       (1,068)                            9,990
Issuance of common stock and warrants in conjunction with
  the acquisition of Kolmar Group (Notes 2 and 8)...........                                         20,930
Issuance of common stock in conjunction with management
  share offering (Note 10)..................................                                            178
Accretion of redeemable Series A and B preferred stock......         (210)                             (210)
Payment of dividends on Series A and B redeemable preferred
  stock.....................................................          (38)                              (38)
Net loss....................................................       (5,268)                           (5,268)
Foreign currency translation adjustment.....................                            76               76
                                                              -------------          -----      -------------
BALANCE, December 31, 1998..................................    $  (6,584)       $      76        $  25,658
                                                              -------------          -----      -------------
                                                              -------------          -----      -------------

                 See notes to consolidated financial statement

                        OUTSOURCING SERVICES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                 (IN THOUSANDS)

                                                                             PERIOD FROM
                                                                           OCTOBER 1, 1996    YEAR ENDED DECEMBER
                                                                         (DATE OF INCEPTION)          31,
                                                                                 TO           --------------------
                                                                          DECEMBER 31, 1996     1997       1998
                                                                         -------------------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................       $    (206)      $    (735) $  (5,268)
Adjustments to reconcile net loss to net cash provided by operating activites:
Depreciation and amortization..........................................             510           2,814      7,480
Amortization of deferred financing costs...............................              34             122      1,165
Foreign currency translation loss......................................                                      1,027
Provision for doubtful accounts........................................              58            (134)       577
Extraordinary item--loss from early extinguishment of debt.............              22             669      3,630
Deferred income taxes..................................................                             279     (1,069)
Change in operating assets and liabilities, net of effect of acquisitions of Piedmont Laboratories, Inc. (1996), Aerosol Services
  Holding Corporation (1997) and Kolmar Group (1998)
  Notes receivable.....................................................           2,125
  Accounts receivable..................................................            (386)         (2,947)    (1,027)
  Inventories..........................................................             189          (1,156)    (4,367)
  Prepaid expenses and other current assets............................            (135)            453      1,165
  Deposits and other assets............................................              90              78        787
  Trade accounts payable...............................................            (565)          1,731      2,279
  Accrued expenses and other liabilities...............................            (179)          1,200      4,601
                                                                                -------       ---------  ---------
      Net cash provided by operating activities........................           1,557           2,374     10,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................            (106)         (1,175)    (3,105)
Acquisition of Piedmont Laboratories, Inc., net of cash acquired.......         (14,060)
Purchase of short-term investments.....................................            (350)
Sale of property and equipment.........................................                                        685
Other..................................................................                            (285)    (1,130)
Short-term investments.................................................                             100
Acquisition of Kolmar Group, net of cash acquired......................                                    (77,580)
                                                                                -------       ---------  ---------
      Net cash used in investing activities............................         (14,516)         (1,360)   (81,130)

                See notes to consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                 (IN THOUSANDS)

                                                                            PERIOD FROM
                                                                          OCTOBER 1, 1996         YEAR ENDED
                                                                        (DATE OF INCEPTION)      DECEMBER 31,
                                                                                TO           ---------------------
                                                                         DECEMBER 31, 1996     1997        1998
                                                                        -------------------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing acquisition........................................      $        --      $    (462) $  (11,482)
Net (payments) borrowings on revolving loans..........................            2,983          2,051     (10,446)
Borrowings on senior term loans.......................................            5,000          8,200
Repayments of long-term debt..........................................           (1,868)        (5,750)    (19,750)
Payment of dividends on preferred stock...............................                             (64)        (38)
Borrowing on senior bridge loan.......................................                                      70,000
Borrowing on senior subordinated notes................................                                     105,000
Repayment of senior bridge loan.......................................                                     (70,000)
Repayment of senior subordinated debt.................................                                      (6,000)
Proceeds from issuance of common stock................................            7,000                     21,108
Loan to affiliate.....................................................                          (4,807)         --
                                                                               --------      ---------  ----------
  Net cash provided by (used in) financing activities.................           13,115           (832)     78,392
                                                                               --------      ---------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................                              --         167
                                                                               --------      ---------  ----------

NET INCREASE IN CASH..................................................              156            182       8,409
CASH, beginning of year...............................................                             156         338
                                                                               --------      ---------  ----------
CASH, end of year.....................................................      $       156      $     338  $    8,747
                                                                               --------      ---------  ----------
                                                                               --------      ---------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest..........................................................      $       192      $   1,993  $    6,741
    Income taxes......................................................      $        --      $     126  $      847

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
  Accretion attributable to preferred stock (Note 9)..................      $        --      $      63  $      210

The Company acquired all the capital stock of Piedmont Laboratories,
  Inc. (1996) Aerosol Services Holding Corporation (1997) and Kolmar
  Group (1998). In conjunction with the acquisitions, liabilities were assumed as follows:
  Fair value of assets acquired.......................................      $    13,919      $  28,027  $   63,358
  Intangible assets acquired..........................................            6,753         19,593      51,277
  Cash paid for capital stock.........................................          (14,060)                   (77,951)
                                                                               --------      ---------  ----------
  Liabilities assumed.................................................      $     6,612      $  47,620  $   36,684
                                                                               --------      ---------  ----------
                                                                               --------      ---------  ----------

                See notes to consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

1. ORGANIZATION AND BACKGROUND

    Outsourcing Services Group, Inc. (the Company or OSG) is a leading provider of outsourced manufacturing and packaging services to the health and beauty aid, household, and automotive consumer product markets in North America. OSG primarily manufactures and/or packages health and beauty aid products, such as colored cosmetics, lipsticks, facial powders, skin care creams and lotions, hair spray and gel, hair mousse, shampoo, and shaving cream and gel. Other products manufactured and packaged by the Company include household and automotive products, such as lubricants, tire sealers, cleaners, and lighter fluid. OSG offers its customers a complete range of services, including product development, formulation, blending, manufacturing, filling, and packaging. It also provides ancillary services such as materials procurement, warehousing, and distribution of finished goods.

    OSG is the successor to a holding company called Aerosol Companies Holding Corporation (ACHC). ACHC was formed by an investor group consisting of StoneCreek Capital, formerly known as The Gordon + Morris Group (StoneCreek) and HarbourVest Partners, LLC plus management of Piedmont Laboratories, Inc. (Piedmont), to acquire Piedmont on October 1, 1996 for approximately $14,060,000. Piedmont was acquired primarily through the issuance of debt and equity securities. The acquisition has been accounted for as a purchase for accounting purposes and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $5,754,000 and has been recorded as goodwill. Other intangible assets arising from this transaction amounted to $998,000.

2. MERGERS AND ACQUISITIONS

    Effective June 30, 1997, ACHC was merged with Aerosol Services Holding Corporation (ASHC), a related company owned by StoneCreek and HarbourVest Partners, LLC plus management of Aerosol Services Company, Inc., a subsidiary of ASHC. The combined entity was renamed Outsourcing Services Group, Inc. As a result of this acquisition, the Company became the sole common stockholder of ASHC and Piedmont. The merger agreement also amended the capital structure such that the existing stockholders of ACHC received approximately 1.22 new shares of the Company's common stock for each old share of ACHC common stock that they owned prior to the merger and the existing stockholders of ASHC received approximately .76 new shares of the Company's common stock for each old share of ASHC common stock that they owned prior to the merger. In addition, the outstanding preferred stock of ASHC was canceled and new shares of the Company's preferred stock were issued in the form of a Series A preferred stock and Series B preferred stock. As ACHC shareholders received the majority of the common stock of the new company, ACHC has been determined to be the accounting acquirer. The fair value of the stock issued to stockholders of ASHC was $4,058,000 as of June 30, 1997.

    The acquisition of ASHC has been accounted for as a purchase for accounting purposes and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $19,593,000 and has been recorded as goodwill.

    Effective January 1, 1998, the Company acquired from CCL Industries, all of the outstanding shares of Kolmar Laboratories, Inc. and the net assets of Kolmar Canada Inc., (collectively referred to as the Kolmar Group) for $78.0 million, subject to certain post-closing adjustments. The Kolmar Group designs,

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

2. MERGERS AND ACQUISITIONS (CONTINUED)
manufactures, contracts for manufacture, and sells a variety of cosmetics, creams and lotions, and fragrances to retailers and wholesale distributors principally in the United States, Canada, Mexico, and Australia. The acquisition has been treated as a purchase for accounting purposes. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition.

    Assuming the ASHC and Kolmar Group acquisitions had occurred as of January 1, 1997, unaudited pro forma net revenues and net loss for the year ended December 31, 1997 would have been approximately $213,470,000 and $(1,744,000), respectively.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

    BASIS OF PRESENTATION--OSG's financial statements give retroactive effect to the formation of OSG.

    SHORT-TERM INVESTMENTS--Short-term investments consists of certificate of deposits with an original maturity of greater than three months and a remaining maturity of less than one year. Short-term investments are stated at cost which approximates market value.

    INVENTORIES--Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided principally using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 20 years. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs which do not extend the asset lives are charged to operations as incurred.

    DEFERRED FINANCING COSTS--Deferred financing costs are capitalized costs associated with obtaining long-term debt financing including legal expenses and bank fees. These costs are being amortized over the repayment term of the related debt on a straight-line basis.

    GOODWILL--Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized over periods ranging from 5 to 40 years. The Company subjects the carrying value of the goodwill to an annual review for impairment. The Company evaluates the recoverability of intangible assets by considering estimated future operating income of the Company on an undiscounted cash flow basis. OSG management performs a review of each operating entity on an annual basis (unless circumstances dictate that a review is needed in an interim period) to determine if events or changes in circumstances were deemed to have occurred which would impair goodwill. Should an impairment exist, the Company would record a charge to operations to recognize the impairment of its intangible assets. Goodwill is presented net of accumulated amortization of $1,929,000 in 1997 and $5,478,000 in 1998.

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LONG-LIVED ASSETS--The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets on an undiscounted cash flow basis to determine whether or not an impairment to such value has occurred.

    OVERDRAFT--As a result of cash management policies, the Company maintains overdraft positions in certain cash accounts. Overdrafts at December 31, 1997 which are included in accounts payable, were $1,627,000. There was no overdraft position at December 31, 1998.

    REVENUE RECOGNITION--The Company manufactures and packages products based on written agreements with customers specifying price, units and shipping terms. Revenue is generally recognized as products are shipped to customers. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue at the time the manufacturing process is completed. The Company estimates and records provisions for sales returns and allowances based on its experience. Total sales returns and allowances were $66,000, $480,000, and $554,000 in the period October 1, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

    INCOME TAXES--The Company accounts for income taxes under the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    CONCENTRATION OF CREDIT RISK--Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash balances with financial institutions that are in excess of federally insured limits. The Company's products are primarily sold to product marketers which, in turn, sell or distribute to retail stores and salons. These customers can be affected by changes in economic, competitive, or other factors. The Company makes substantial sales to relatively few, large customers. Credit limits, ongoing credit evaluations, and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

    USE OF ESTIMATES AND ASSUMPTIONS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company's consolidated balance sheets include the following financial instruments: short-term investments, trade accounts receivable, trade accounts payable, and long-

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

    MAJOR CUSTOMERS--During the period October 1, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998, two customers accounted for approximately 40%, 35%, and 20%, respectively, of revenues. A decision by a significant customer to decrease the amount purchased from the Company or to cease utilizing the Company's services could have a material effect on the Company's financial condition and results of operations.

    RESEARCH AND DEVELOPMENT COSTS--Research and development costs are expensed when incurred. Included in general and administrative expenses during the year ended December 31, 1997 and 1998, is approximately $148,000 and $1,479,000, respectively of research and development costs for the development and improvement of the Company's products. No such costs were incurred during the period October 1, 1996 (date of inception) to December 31, 1996.

    NET INCOME (LOSS) PER SHARE--The Company has adopted SFAS No. 128, EARNINGS PER SHARE, which requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock, and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares of 80,883 and 150,000 in 1997 and 1998, respectively have been excluded from the diluted EPS computation in net loss periods as their effect would be antidilutive. In the computation of loss per share, loss attributable to common stockholders includes the accretion and payment of dividends on the Series A and B preferred stock totaling $127,000 and $248,000 in 1997 and 1998, respectively.

    TRANSLATION OF FOREIGN CURRENCIES--Foreign subsidiary financial statements are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translations. The balance sheets of foreign affiliates are translated into U.S. dollars at the exchange rates in effect on the last day of the reporting period. The statements of operations of foreign affiliates are translated into U.S. dollars at the average exchange rate effective for the entire period. The differences from historical exchange rates are reflected in stockholder's equity as an adjustment for foreign currency translations. The Company's Mexican operations, acquired as a part of Kolmar Group, were deemed to be operating in a highly inflationary economy for 1998. As a result, the U.S. dollar is the functional currency. Monetary items have been translated using current exchange rates and all other balance sheet items were remeasured at historical exchange rates. The loss from remeasurement is included in earnings.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company Accounts for Stock-Based Awards to Employees using the intrinsic value method in Accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENTLY ISSUED ACCOUNTING STANDARDS--In 1998 the Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, and SFAS No. 132, DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS.

    NEW ACCOUNTING PRONOUNCEMENTS--In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which the Company will adopt in fiscal 2000. Management is currently evaluating the impact of the adoption of SFAS No. 133 on the financial statements.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with the current year presentation.

4. ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following at December 31:

                                                                             (IN THOUSANDS)
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Trade accounts receivable...............................................  $  17,528  $  33,655
Less allowance for doubtful accounts....................................       (209)    (1,411)
                                                                          ---------  ---------
                                                                          $  17,319  $  32,244
                                                                          ---------  ---------
                                                                          ---------  ---------

5. INVENTORIES

    Inventories consisted of the following at December 31:

                                                                             (IN THOUSANDS)
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Raw materials...........................................................  $   9,621  $  22,700
Work-in-process.........................................................         --      4,235
Finished goods..........................................................      3,511      4,045
                                                                          ---------  ---------
                                                                             13,132     30,980
Less reserve for excess and obsolete inventories........................     (1,007)    (3,537)
                                                                          ---------  ---------
                                                                          $  12,125  $  27,443
                                                                          ---------  ---------
                                                                          ---------  ---------

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

6. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 1997 and 1998:

                                                                             (IN THOUSANDS)
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Land....................................................................  $     158  $     777
Building................................................................      2,230      8,272
Equipment...............................................................     10,634     21,570
Leasehold improvements..................................................        339        851
Furniture and fixtures..................................................        319      1,617
Construction in progress................................................        819        261
Computer equipment......................................................        323        877
                                                                          ---------  ---------
                                                                             14,822     34,225
Less accumulated depreciation and amortization..........................     (1,280)    (2,482)
                                                                          ---------  ---------
                                                                          $  13,542  $  31,743
                                                                          ---------  ---------
                                                                          ---------  ---------

7. INCOME TAXES

    The provision for income taxes consists of the following for the period from October 1, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998:

                                                                                 (IN THOUSANDS)
                                                                        ---------------------------------
                                                                           1996        1997       1998
                                                                           -----     ---------  ---------
Current:
Federal...............................................................   $      32   $     146  $     698
State.................................................................           6          50        298
Foreign...............................................................          --          --         71
                                                                               ---   ---------  ---------
                                                                                38         196      1,067
Deferred:
Federal...............................................................          17         355       (233)
State.................................................................           5          25        113
                                                                               ---   ---------  ---------
                                                                                22         380       (120)
                                                                               ---   ---------  ---------
Provision for income taxes............................................   $      60   $     576  $     947
                                                                               ---   ---------  ---------
                                                                               ---   ---------  ---------

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

7. INCOME TAXES (CONTINUED)
    A reconciliation between the provision for income taxes, as required by applying the federal statutory rate of 35% to that included in the financial statements, is as follows for the period from October 1, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998:

                                                                      1996       1997       1998
                                                                    ---------  ---------  ---------
Provision (benefit) for income taxes at federal statutory rate....      (35.0)%      35.0%     (35.0)%
State income taxes, net of federal benefit........................        5.0       18.9        3.0
Goodwill..........................................................       69.7      159.2       60.2
Meals and entertainment...........................................        2.9        5.9        1.4
Officer's life insurance..........................................        1.4        3.7         .2
Non-taxable foreign income........................................         --         --       23.9
Other.............................................................       (2.7)      (1.0)        .6
                                                                    ---------  ---------  ---------
                                                                         41.3%     221.7%      54.3%
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    Deferred taxes are recorded based upon the differences between the financial statements and tax bases of assets and liabilities. Temporary differences which give rise to deferred income tax assets and liabilities are as follows (in thousands):

                                                                    1996       1997       1998
                                                                  ---------  ---------  ---------
Deferred tax assets:
  Net operating loss carryover..................................  $      --  $   1,500  $   2,573
  State taxes...................................................                   106         --
  Allowance for doubtful accounts...............................         23         84        605
  Accrued liabilities...........................................        130        209      1,112
  Inventory capitalization......................................         27         95        780
  Inventory reserve.............................................                   208        829
  Contamination and other reserves..............................                    46        181
  Deferred acquisition costs....................................                    54         52
  Deferred compensation.........................................         --         --        531
  Amortization..................................................         --         --        134
  California manufacturer credits...............................                    92         92
  Charitable contributions......................................                    28         37
                                                                  ---------  ---------  ---------
    Total gross deferred tax assets.............................        180      2,422      6,926
Deferred tax liabilities:
  Property and equipment........................................       (503)    (3,575)    (2,699)
  State taxes...................................................         --         --       (373)
  Lifo adjustment...............................................         --         --       (310)
  Goodwill......................................................                  (133)      (412)
  Other.........................................................                   (10)       (24)
                                                                  ---------  ---------  ---------
    Total deferred tax liabilities..............................       (503)    (3,718)    (3,818)
    Valuation allowance.........................................         --         --       (452)
                                                                  ---------  ---------  ---------
    Net deferred tax assets (liabilities).......................  $    (323) $  (1,296) $   2,656
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

7. INCOME TAXES (CONTINUED)

    At December 31, 1998, the Company had a federal, state, and foreign net operating loss carryforwards of $4 million, $9.4 million, and $1.3 million. The federal and state net operating losses begin to expire in 2010 and 2002, respectively. The foreign losses begin to expire in 2006. The Company has a valuation allowance on the foreign net operating losses as the foreign subsidiaries have a history of losses over the past three years. Substantially all of the $4 million of the federal loss carryforwards can be utilized to the extent of ASC's taxable income. The Company also has a California Manufacturers' investment tax credit carryover of $91,588 which begins to expire in 2004.

8. LONG-TERM DEBT

    Long-term debt consists of the following as of December 31:

                                                                           1997        1998
                                                                         ---------  ----------
Senior term loan.......................................................  $  19,750  $       --
Senior revolving loan..................................................     10,441          --
Senior subordinated debt...............................................      6,000          --
Senior subordinated notes..............................................         --     105,000
                                                                         ---------  ----------
Total long-term debt...................................................     36,191     105,000
Current maturities.....................................................     (1,600)         --
                                                                         ---------  ----------
Long-term debt, net of current maturities..............................  $  34,591  $  105,000
                                                                         ---------  ----------
                                                                         ---------  ----------

    In January 1998, in conjunction with the Kolmar Group acquisition (Note 2), the Company refinanced all of its existing indebtedness with $30.0 million of borrowings under a senior secured credit facility and $70.0 million of borrowings under a senior subordinated credit agreement. Deferred financing costs of $1,111,000 associated with the existing indebtedness were written off in 1998 and reflected as an extraordinary item in the accompanying financial statements, net of tax of $322,000. Loans under the senior secured credit facility and the senior subordinated credit agreement bore interest at rates of approximately 9.25% and 11.6%, respectively. The senior secured credit facility allows for maximum borrowings of $70.0 million, all of which was available on December 31, 1998. Amounts due under the credit facility bear interest at the prime rate (7.75% at December 31, 1998) plus .75%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. The credit facility contains covenants which, among other things, require minimum levels for earnings and certain financial ratios and place restrictions on capital expenditures. The Company was in compliance with such debt covenants at December 31, 1998. No amounts were outstanding on the credit facility at December 31, 1998.

    SENIOR SUBORDINATED NOTES--On March 3, 1998, the Company repaid indebtedness incurred in conjunction with the Kolmar Group acquisition, using the proceeds from the issuance of $105 million senior subordinated notes which are due in 2006. Deferred financing costs of $2,519,000 associated with the existing indebtedness were written off in 1998 and reflected as an extraordinary item in the accompanying financial statements, net of tax of $731,000. Interest on the notes accrues from their date of original issuance and is payable semiannually in arrears on March 1 and September 1 of each year at the rate of 10.875% per annum. The notes are redeemable in whole or in part, at the option of the Company, on or

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

8. LONG-TERM DEBT (CONTINUED)
after March 1, 2003 at the redemption price of 110.875% of the aggregate principal amount to be redeemed plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to March 1, 2001, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of one or more equity offerings at the redemption price plus accrued and unpaid interest to the redemption date; provided that at least 65% of the aggregate principal amount of the notes originally issued remains outstanding immediately after such redemption. The notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The notes contain covenants which, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and enter into certain transactions. The Company was in compliance with such debt covenants at December 31, 1998.

    SENIOR TERM LOAN--On June 30, 1997, the Company entered into a credit agreement with a financial institution, in which it borrowed $11,000,000 under Term Loan A and $9,500,000 under Term Loan B. This financing was used to pay down the existing debt. Deferred financing costs of $669,000 associated with such existing debt were written off in 1997 and reflected as an extraordinary item in the accompanying financial statements, net of tax of $250,000.

    SENIOR REVOLVING LOAN--As of December 31, 1997, the Company had a senior revolving loan for maximum borrowings of up to $18,000,000 based on 65% of eligible inventory plus 85% of eligible accounts receivable. The balance on this loan was $10,441,000 as of December 31, 1997.

    SENIOR SUBORDINATED DEBT--As of December 31, 1997, the Company had senior subordinated debt owed to Chase Manhattan Bank.

    Amounts due under the Senior Term Loan, Senior Revolving Loan and Senior Subordinated Debt were repaid when the Company refinanced all of its long-term debt in conjunction with the acquisition of Kolmar Laboratories, Inc.

9. REDEEMABLE PREFERRED STOCK

    The holders of Series A preferred stock are entitled to non-cumulative dividends at a rate of $2.50 per share, per quarter, accruing from the date of issuance, payable quarterly. If current dividends are not declared and paid with respect to any dividend payment date, then the holders of the Series A preferred stock are entitled to receive an increased cumulative dividend in cash equal to $3.25 per share for the first dividend period for which a dividend was not declared. Subsequently, the amount of the unpaid dividend shall increase by 2.5% or 3.25% of the liquidation preference per quarter, depending on whether subsequent dividend payments are made. The holders of Series B preferred stock are entitled to cumulative dividends at a rate of $2.00 per share, per quarter, accruing from June 30, 1997, payable quarterly. The Series B dividends shall accrue and be cumulative whether or not they have been declared.

    At any time after June 30, 2000, the Company may, at the option of the Board of Directors, redeem all or part of the outstanding shares of the Series A and Series B preferred stock at a redemption price of $100.00 and $145.97 per share, respectively, plus an amount equal to all accrued and unpaid dividends. The Company is required to redeem all outstanding shares on the earlier of June 30, 2006, an initial public offering of the Company's common stock or a liquidation, dissolution, or winding up of the Company.

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

9. REDEEMABLE PREFERRED STOCK (CONTINUED)
Holders of Series A and Series B preferred stock have a liquidation preference of $100.00 and $145.97 per share, respectively, plus an amount equal to all accrued and unpaid dividends. Except as required by law, the holders of Series A and Series B preferred stock are not entitled to vote on any matters.

    As of December 31, 1997 and 1998, cumulative and undeclared dividends in arrears amounted to $63,000 and $273,000, respectively. The accrued dividends are being accreted annually as an increase to the value of the preferred stock and a reduction in retained earnings.

10. STOCKHOLDERS' EQUITY

    MANAGEMENT PRIVATE PLACEMENT--On September 10, 1998, the Company sold, by way of a private placement, 95,000 shares of its Common Stock to certain officers at a purchase price of $10.00 per share. The Company financed a portion of the aggregate purchase price of the stock purchases on behalf of the officers. The related promissory notes bear interest at the rate of 8.0% per annum which is payable on the first business day of each month commencing September 1, 1998. Principal is payable in full at December 31, 2002. The notes receivable have been reflected as a reduction to equity in the accompanying financial statements.

    WARRANTS--In conjunction with the June 30, 1997 merger (Note 1), OSG issued warrants to a stockholder of ASHC to purchase 80,883 shares of its common stock at a price of $0.01 per share, exercisable any time after June 30, 2002. Such warrants were recorded at the fair market value of $663,000 and were considered part of the acquisition price of ASHC. The warrants expire on June 30, 2007. The Company may not call the warrants prior to June 30, 2003. Thereafter, the Company may, from time to time, call all of the outstanding warrants at a call price equal to the fair market value of a share of common stock as of the call date less the exercise price in effect on the date which the call price is paid.

    OPTIONS--In September 1998, the Company adopted a stock option plan providing for the granting of options to officers, directors and key employees to purchase up to 750,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. The option expiration dates are determined at the date of grant, but may not exceed ten years.

    Changes in shares under options for the year ended December 31, 1998 are summarized as follows:

                                                                                YEAR ENDED
                                                                            DECEMBER 31, 1998
                                                                          ----------------------
                                                                                      WEIGHTED
                                                                                       AVERAGE
OPTIONS                                                                    SHARES       PRICE
------------------------------------------------------------------------  ---------  -----------
OUTSTANDING, beginning of year..........................................         --   $      --
Granted.................................................................    150,000   $   10.00
                                                                          ---------  -----------
OUTSTANDING, end of year................................................    150,000   $   10.00
                                                                          ---------  -----------
                                                                          ---------  -----------
Options exercisable, end of year........................................         --   $      --
                                                                          ---------  -----------
                                                                          ---------  -----------
Weighted average fair value granted during the year.....................              $    2.79
                                                                                     -----------

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

10. STOCKHOLDERS' EQUITY (CONTINUED)
    The options outstanding at December 31, 1998 have a weighted average remaining contractual life of 9.75 years.

    The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                                               YEAR ENDED
                                                                           DECEMBER 31, 1998
                                                                          --------------------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                    DATA)
Actual net loss.........................................................       $   (5,268)
Pro forma net loss......................................................           (5,408)
Actual net loss per share...............................................            (1.58)
Pro forma net loss per share............................................            (1.62)

    The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the year ended December 31, 1998, assuming a risk-free interest rate of 4.46% zero volatility, zero dividend yield, and expected lives of 90 months.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

11. RELATED-PARTY TRANSACTIONS

    The Company leases a plant facility, two adjacent warehouses, and land from stockholders of the Company and from a partnership of three of the Company's stockholders. Lease payment for these facilities and land leases was $446,000 and $912,000 for the years ended December 31, 1997 and 1998, respectively. Various manufacturing and data processing equipment is also leased from a partnership of two of the Company's stockholders. Lease payments for these equipment leases for the years ended December 31, 1997 and 1998, was $53,000 and $105,000.

    The Company recorded sales to affiliated companies, which are wholly owned by two of the Company's stockholders, during the years ended December 31, 1997 and 1998, in the amount of $182,000 and $185,000, respectively. At December 31, 1997 and 1998, the Company had $163,000 and $62,000, respectively, in affiliated company accounts receivable, which are included in trade accounts receivable.

    MANAGEMENT SERVICE AGREEMENTS--Pursuant to a management services agreement with StoneCreek, the Company paid StoneCreek $800,000 upon closing of the acquisition of the Kolmar Group (note 2) and will pay StoneCreek, in exchange for management services, (i) an annual fee of $350,000, which is subject to

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

11. RELATED-PARTY TRANSACTIONS (CONTINUED) adjustment, and (ii) up to 2% of the total consideration received or paid in various transactions. The Company is also a party to a letter agreement with HarbourVest Partners, LLC (HV), pursuant to which the Company will pay HV, in exchange for financial and business advisory services, (i) an annual fee of $115,000 and (ii) one-third of the fee, under certain conditions, received by StoneCreek under its management services agreement with the Company.

12. BENEFIT PLANS

    (A) PROFIT SHARING

    The Company has profit-sharing plans for its employees. Contributions to the plan are at the discretion of the Board of Directors. During the period from October 1, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998, the Company contributed $8,979, $85,000, and $50,000 respectively, to these plans.

    (B) PENSION PLAN

    Kolmar Group sponsors a non-contributory defined benefit pension plan for all its employees who have attained 21 years of age and have completed one year of continuous service. Pension benefits vest after five years of service and are based on years of service and average earnings. Contributions to the plan are based on actuarial estimates and ERISA funding requirements. The plan's assets are invested in a broad range of securities, including U.S. Treasury Bonds and foreign and U.S. publicly traded companies. The Company does not fund any non-contributory defined benefit pension plans outside of the U.S.

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

12. BENEFIT PLANS (CONTINUED)
    The following table sets forth the benefit obligations and plan assets of the pension plan as determined by independent actuarial valuations:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
                                                                              (IN THOUSANDS)
Change in benefit obligation:

Benefit obligation at beginning of year....................................      $  16,371

  Service cost.............................................................            531

  Interest cost............................................................          1,181

  Actuarial loss...........................................................          1,124

  Benefits paid............................................................           (834)
                                                                                   -------

Benefit obligation at end of year..........................................         18,373

Change in plan assets:

  Fair value of plan assets at beginning of year...........................         17,878

  Actual return on plan assets.............................................             88

  Benefits paid............................................................           (834)
                                                                                   -------

Fair value of plan assets at end of year                                            17,132
                                                                                   -------

Funded status..............................................................         (1,241)

Unrecognized actuarial loss................................................          2,631
                                                                                   -------

Prepaid benefit cost.......................................................      $   1,390
                                                                                   -------
                                                                                   -------

    The following table lists the components of the net periodic benefit cost of the pension plan and the assumptions used:

                                                                                     1998
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
Service cost--benefits earned during the period................................    $     531

Interest cost on projected benefit obligation..................................        1,181

Expected return on plan assets.................................................       (1,397)
                                                                                 -------------

Net periodic pension cost......................................................    $     315
                                                                                 -------------
                                                                                 -------------

Discount rates.................................................................      7.0%
Expected long-term rate of return on assets....................................      8.0%
Rates of increase in compensation levels.......................................      4.0%

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

12. BENEFIT PLANS (CONTINUED)
    (C) 401(K) PLAN

    The Company maintains a defined contribution plan (the Plan) to provide eligible employees with additional income upon retirement. Under the Plan, employees can contribute up to 20% of their salary through payroll deductions. The Company, at the discretion of the Board of Directors, matches up to 50% of amounts contributed by the employees to a maximum of 3% of earnings. The payroll deductions are considered tax deferred under the Section 401(a) of the Internal Revenue Code. The Company's contributions to the Plan, including administrative costs, were $202,000, $272,000 and $294,000 in 1996, 1997 and 1998, respectively.

13. COMMITMENTS AND CONTINGENCIES

    LEASES--The Company leases warehouse and office space under operating leases. Each lease is subject to an upward annual rental adjustment based upon the percentage change in the Consumer Price Index. The Company is responsible for insurance and property taxes on the facilities. The Company also has equipment under operating leases having terms from 3 to 10 years.

    Total rent expense on operating leases for the period from October 1, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998 was $126,000, $934,000, and $2,328,000, respectively.

    Minimum annual rentals and lease payments in the aggregate are:

YEAR ENDING DECEMBER 31:                           RELATED PARTY     OTHER          TOTAL
-------------------------------------------------  -------------  ------------  -------------
1999.............................................  $   1,017,000  $  1,455,000  $   2,472,000
2000.............................................      1,017,000     1,368,000      2,385,000
2001.............................................      1,017,000     1,263,000      2,280,000
2002.............................................        912,000       871,000      1,783,000
2003.............................................        912,000       816,000      1,728,000
Thereafter.......................................      5,472,000     2,220,000      7,692,000
                                                   -------------  ------------  -------------
                                                   $  10,347,000  $  7,993,000  $  18,340,000
                                                   -------------  ------------  -------------
                                                   -------------  ------------  -------------

    SELF-INSURANCE PROGRAMS--The Company participates in a self-insured group health and workers compensation program for employees of Piedmont and Kolmar. Under such programs, the first $50,000 to $100,000 of claims for each employee will be paid by the Company. The Company has accrued $279,000 and $370,000 as of December 31, 1997 and 1998, respectively, for unpaid and incurred but not reported claims.

    PRODUCT LIABILITY INSURANCE--The Company maintains product liability insurance which provides coverage in the amount of $51 million per occurrence (above a $25,000 per occurrence self-insured retention) and $52 million in the aggregate (above a $250,000 annual aggregate self-insured retention). A product liability claim that results in a judgment or settlement in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, or financial condition.

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    ENVIRONMENTAL REGULATION AND COMPLIANCE--The Company's operations and properties are subject to environmental laws. Violations of environmental laws can result in civil or criminal penalties or in cease-and-desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with environmental laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the Piedmont, ASHC and Kolmar acquisitions and certain insurance coverages, the Company believes that the future cost of compliance with existing environmental laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in environmental laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, or financial condition or cash flows.

    ASHC's operations are located within the boundaries of the Puente Valley Operable Unit (OU) of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASHC, the EPA identified ASHC as one of more than 500 potentially responsible parties (PRPs) for the contamination of Puente Valley OU. Subsequently, ASHC and 43 other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. The EPA has not determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASHC, the sellers (who currently own the property on which ASHC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for off sets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease off set rights, recent EPA cost estimates of the proposed cleanup alternatives, and certain preliminary estimates of ASHC's share of liability, the Company believes, although there can be no assurance, that ASHC's liability at this site will not be material. In addition, prior to the Company's acquisition of ASHC, the Los Angeles Regional Water Quality Control Board (RWQCB) requested that ASHC conduct certain soil and groundwater investigation and remediation on its property. ASHC has conducted the requested investigations and the RWQCB has approved ASHC's remediation plan. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

    In October, 1995 a definitive order and claim was asserted and issued by the U.S. Environmental Protection Agency against the Company as potentially responsible for the remediation of a super fund site near Port Jervis, New York for the actual clean-up. The proceedings remain administrative only, and are not pending as litigation in any U.S. District Court. The Company reserved for any potential liability that may arise out of this claim and recorded insurance receivables relating to this claim which it believes are probable of recovery. At December 31, 1998, the Company had established accruals in the amount of $14,000,000 to cover various potential environmental liabilities. The Company had established a reserve of

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
$8,000,000 for investigation and remediation costs at a site in New York where Kolmar has been identified by the EPA as a PRP. Remediation has begun, and the Company believes that the established accruals would be sufficient to fund Kolmar's liability for this site. At December 31, 1998, the Company had a long-term receivable totaling $7,750,000 for insurance recoveries or indemnification for this site which are probable of collection.

    Based on the advice of outside counsel, the Company also maintained an accrual of $5,250,000 as of December 31, 1998 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at December 31, 1998, of $750,000 for liability related to off-site waste disposal locations. Currently, the Company is aware of one such site at which it is likely to have future liability, and believes that the accrual is sufficient to fund such expected liabilities.

    While it is impossible at this time to determine with certainty the ultimate outcome of the environmental matters referred to above, management believes that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome, after provisions therefore, will not have a material adverse effect on the combined financial position of the Company. It is reasonably possible that changes in estimates of recorded obligations and related receivables may occur in the near term.

    Should any losses be sustained in connection with any of such environmental matters in excess of provisions therefore, they will be charged to income in the future.

    LITIGATION--There are certain other legal proceedings and claims pending against the Company arising out of the normal course of business which claims for monetary damages are asserted. While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities will not individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

    EMPLOYEE AGREEMENTS--Effective December 31, 1997, the Company terminated the employment of two existing shareholders in conjunction with the proposed acquisition of Kolmar (Note 15). The shareholders received lump sum payments totaling $554,000, plus benefits.

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

14. BUSINESS SEGMENT INFORMATION

    The Company operates predominantly in one business segment. The company provides contract manufacturing for consumer products manufacturers and distributors in the health and beauty aids, colored cosmetics, aerosol products such as high-end hair spray and shaving creams and gels. With the acquisition of the Kolmar Group, the Company has operating facilities in the U.S., Mexico and Canada.

    Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the year ended December 31, 1998, are as follows:

                                                                                (DOLLARS IN THOUSANDS)
                                                                -------------------------------------------------------
                                                                 UNITED
                                                                 STATES     MEXICO      CANADA       OTHER      TOTAL
                                                                ---------  ---------  -----------  ---------  ---------
Net revenues..................................................  $ 206,426  $   6,218   $   7,924   $      --  $ 220,568
Income from operations........................................     12,687        186         349      (1,495)    11,729
Identifiable assets...........................................    183,226      3,424      10,140         891    197,681
Depreciation and amortization.................................      6,908        273         299          --      7,480

15. SUPPLEMENTAL GUARANTOR INFORMATION

    The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed combined balance sheets as of December 31, 1998 and the condensed combined statements of income and cash flows for the year ended December 31, 1998 of the Guarantors, representing Kolmar, ASC and Piedmont and the non guarantors which consist of Kolmar Canada, a division of CCL, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited. The financial information is intended to provide information for the Guarantor and nonguarantor operations of the

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

15. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the year ended December 31, 1998.

                                                                     (DOLLARS IN THOUSANDS)
                                               ------------------------------------------------------------------
                                                COMBINED                                             CONSOLIDATED
                                               GUARANTORS   NONGUARANTORS      OSG     ELIMINATIONS     TOTAL
                                               -----------  --------------  ---------  ------------  ------------
ASSETS:
Current Assets:
Cash and short-term investments..............   $   8,821     $      178    $       1   $       --    $    9,000
Accounts receivable, net.....................      28,737          3,507           --           --        32,244
Other receivables............................         524            346           --           --           870
Inventories..................................      24,704          2,739           --           --        27,443
Prepaid expenses and other current assets....       4,414             41           32           --         4,487
                                               -----------       -------    ---------  ------------  ------------
Total current assets.........................      67,200          6,811           33           --        74,044
Property and equipment, net..................      27,947          3,796           --           --        31,743
Goodwill, net................................      65,957          5,597           --           --        71,554
Intercompany receivable (payable)............     (21,279)        (1,750)      23,029           --            --
Investment in subsidiaries...................          --             --       71,224      (71,224)           --
Other long-term assets.......................      12,625              1        7,714           --        20,340
                                               -----------       -------    ---------  ------------  ------------
Total Assets.................................   $ 152,450     $   14,455    $ 102,000   $  (71,224)   $  197,681
                                               -----------       -------    ---------  ------------  ------------
                                               -----------       -------    ---------  ------------  ------------

LIABILITIES:
Current Liabilities:
Accounts payable.............................   $  25,786     $    1,643    $      --   $       --    $   27,429
Other current liabilities....................      11,539          1,082        5,239           --        17,860
                                               -----------       -------    ---------  ------------  ------------
Total current liabilities....................      37,325          2,725        5,239           --        45,289
Long-term debt, less current portion.........          --             --      105,000           --       105,000
Other liabilities............................      17,265             --           --           --        17,265
Intercompany loan............................      31,979         11,566      (43,545)          --            --
Redeemable preferred stock...................          --             --        4,469           --         4,469
Stockholders' equity.........................      65,881            164       30,837      (71,224)       25,658
                                               -----------       -------    ---------  ------------  ------------
Total Liabilities and Stockholders' Equity...   $ 152,450     $   14,455    $ 102,000   $  (71,224)   $  197,681
                                               -----------       -------    ---------  ------------  ------------
                                               -----------       -------    ---------  ------------  ------------

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

15. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                                                                      (DOLLARS IN THOUSANDS)
                                                -------------------------------------------------------------------
                                                 COMBINED                                              CONSOLIDATED
                                                GUARANTORS   NONGUARANTORS      OSG     ELIMINATIONS      TOTAL
                                                -----------  --------------  ---------  -------------  ------------
Net revenues..................................   $ 206,935     $   14,142    $      --    $     509     $  220,568
Cost of goods sold............................     175,819         11,734           --         (509)       187,044
                                                -----------       -------    ---------        -----    ------------
Gross profit..................................      31,116          2,408           --           --         33,524
Selling, general and administrative expense...      16,920          4,865           10           --         21,795
                                                -----------       -------    ---------        -----    ------------
Income (loss) from operations.................      14,196         (2,457)         (10)          --         11,729
Foreign currency translation loss.............         141            886           --           --          1,027
Interest expense, net.........................       4,957            684        6,805           --         12,446
Other expense/(income), net...................       7,512             --       (7,512)          --
                                                -----------       -------    ---------        -----    ------------
Income (loss) before provision for income
  taxes, extraordinary item...................       1,586         (4,027)         697           --         (1,744)
Provision (benefit) for income taxes..........       1,420           (805)         332           --            947
                                                -----------       -------    ---------        -----    ------------
Income (loss) before extraordinary item.......         166         (3,222)         365           --         (2,691)
Extraordinary item--loss from early
  extinguishment of debt......................       1,258                       1,319           --         (2,577)
                                                -----------       -------    ---------        -----    ------------
Net loss......................................   $  (1,092)    $   (3,222)   $    (954)   $      --     $   (5,268)
                                                -----------       -------    ---------        -----    ------------
                                                -----------       -------    ---------        -----    ------------

                        OUTSOURCING SERVICES GROUP, INC.

               FOR THE PERIOD OCTOBER 1, 1996 (DATE OF INCEPTION)

      TO DECEMBER 31, 1996 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

15.  SUPPLEMENTAL GUARANTOR INFORMATION--(CONTINUED)

                                                                                                                    CONSOLIDATED
                                                            GUARANTORS   NONGUARANTORS      OSG      ELIMINATIONS      TOTAL
                                                            -----------  --------------  ----------  -------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..................................................   $  (1,092)    $   (3,222)   $     (954)   $      --     $   (5,268)
Total adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities.........      34,105         (3,485)      (14,372)          --         16,248
                                                            -----------       -------    ----------  -------------  ------------
Net cash provided by (used in) operating activities.......      33,013         (6,707)      (15,326)          --         10,980

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures......................................      (2,632)          (473)           --           --         (3,105)
Other.....................................................      (1,130)            --            --           --         (1,130)
Sales of property, plant or equipment, net................          80            605            --           --            685
Acquisition of Kolmar Laboratories, Inc., net of cash.....     (72,167)        (5,413)           --           --        (77,580)
                                                            -----------       -------    ----------  -------------  ------------
Net cash used in investing activities.....................     (75,849)        (5,281)           --           --        (81,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing acquisition............................        (318)            --       (11,164)          --        (11,482)
Borrowing on senior bridge loan...........................          --             --        70,000           --         70,000
Borrowing on senior subordinated notes....................          --             --       105,000           --        105,000
Repayment of senior bridge loan...........................          --             --       (70,000)          --        (70,000)
Net repayment on revolving loans..........................     (10,446)            --            --           --        (10,446)
Repayments of long-term debt..............................     (19,745)            (5)           --           --        (19,750)
Repayment of senior subordinated debt.....................      (6,000)            --            --           --         (6,000)
Repayment of Debt due to Affiliate........................      91,833          8,005      (103,838)       4,000             (0)
Payment of Dividends......................................          --             --           (38)          --            (38)
Proceeds from Issuance of Stock...........................      (4,259)         4,000        25,367       (4,000)        21,108
                                                            -----------       -------    ----------  -------------  ------------

Net cash provided by financing activities.................      51,065         12,000        15,327           --         78,392

Effect of exchange rate changes on cash...................          --            167            --           --            167
                                                            -----------       -------    ----------  -------------  ------------
Net increase in cash......................................       8,229            179             1           --          8,409
Cash, beginning of year...................................         338             --            --           --            338
                                                            -----------       -------    ----------  -------------  ------------
Cash, end of year.........................................   $   8,567     $      179    $        1    $      --     $    8,747
                                                            -----------       -------    ----------  -------------  ------------
                                                            -----------       -------    ----------  -------------  ------------

                        OUTSOURCING SERVICES GROUP, INC.
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                (IN THOUSANDS)
                                                    ----------------------------------------------------------------------
                     COLUMN A                        COLUMN B            COLUMN C              COLUMN D         COLUMN E
--------------------------------------------------  -----------  ------------------------  -----------------  ------------

                                                                                           BAD DEBTS CHARGED
                                                    BALANCE AT                                    OFF          BALANCE AT
                                                     BEGINNING                                  (NET OF          END OF
                   DESCRIPTION                       OF PERIOD          ADDITIONS             RECOVERIES)        PERIOD
--------------------------------------------------  -----------  ------------------------  -----------------  ------------
                                                                     (1)          (2)
                                                                 CHARGED TO   CHARGED TO
                                                                  COSTS AND      OTHER
                                                                  EXPENSES     ACCOUNTS
                                                                 -----------  -----------

Year ended December 31, 1998
  Allowance for doubtful accounts.................   $     209    $     577    $     945       $    (320)      $    1,411

Year ended December 31, 1997                         $      58         (134)         315             (30)             209

For the period October 1, 1996
 (date of inception) to
 December 31, 1996
  Allowance for doubtful accounts.................   $      --          (58)          50              66               58

Year ended December 31, 1998
  Reserve for excess and obsolete inventory.......   $   1,007          724        1,806              --            3,537

Year ended December 31, 1997
  Reserve or excess and obsolete inventory........   $     464         (556)       1,099              --            1,007

Year the period October 1, 1996 (date of
 Inception) to December 31, 1996
  Reserve for excess and obsolete inventory.......   $     431           33           --              --              464

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OUTSOURCING SERVICES GROUP, INC.

                                By:            /s/ CHRISTOPHER DENNEY
                                     -----------------------------------------
                                                 Christopher Denney
                                              CHIEF EXECUTIVE OFFICER,
                                               PRESIDENT AND DIRECTOR

Date: March 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer,
    /s/ CHRISTOPHER DENNEY        President and Director
------------------------------    (Principal Executive        March 29, 1999
      Christopher Denney          Officer)

                                Chief Financial Officer
       /s/ PERRY MORGAN           (Acting)
------------------------------    and Assistant Secretary     March 29, 1999
         Perry Morgan             (Principal Financial and
                                  Accounting Officer)

------------------------------  Chairman of the Board         March   , 1999
        Walter K. Lim

   /s/ SAMUEL D. GARRETSON
------------------------------  Director                      March 29, 1999
     Samuel D. Garretson

      /s/ HOWARD C. LIM
------------------------------  Director                      March 29, 1999
        Howard C. Lim

      /s/ JOHN H. MORRIS
------------------------------  Director                      March 29, 1999
        John H. Morris

      /s/ DREW H. ADAMS
------------------------------  Assistant Secretary and       March 29, 1999
        Drew H. Adams             Director

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ FRANK EDELSTEIN
------------------------------  Director                      March 29, 1999
       Frank Edelstein

   /s/ ROBERT M. WADSWORTH
------------------------------  Director                      March 29, 1999
     Robert M. Wadsworth

     /s/ JOSEPH A. MARINO
------------------------------  Director                      March 29, 1999
       Joseph A. Marino