Form 10-Q
period 1999-04-03
OUTSOURCING SERVICES GROUP INC
filed 1999-05-14
CIK 1054211

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999   COMMISSION FILE NUMBER: 333-57209

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

                            ------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Number of shares of common stock, $.001 par value, outstanding as of the close of business on April 3, 1999: 3,441,983 shares.

                        OUTSOURCING SERVICES GROUP, INC.
                               INDEX TO FORM 10-Q


PART I.           Financial Information

ITEM 1.           Financial Statements

                                                                                                PAGE
                                                                                                ----
         Condensed Consolidated Balance Sheets as of April 3, 1999 (unaudited)
         and December 31, 1998                                                                    3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended April 3, 1999 and March 28, 1998 (unaudited)                          4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended April 3, 1999 and March 28, 1998 (unaudited)                          5

         Notes to Condensed Consolidated Financial Statements (unaudited)                         7

ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                         14

PART II. Other Information                                                                       19

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults Upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS


                OUTSOURCING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND
                         THE YEAR ENDED DECEMBER 31, 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                APRIL 3,                  DECEMBER 31,
                                                                                  1999                       1998
                                                                               ---------                 -----------
                                                                              (Unaudited)
                                     ASSETS
Current Assets:
         Cash and cash equivalents                                              $  9,139                  $     8,747
         Short term investments                                                      253                          253
         Accounts receivable, net                                                 34,619                       32,244
         Other receivables                                                           578                          870
         Inventories, net (Note 3)                                                29,371                       27,443
         Prepaid expenses and other current assets                                 1,160                          556
         Deferred income taxes, net                                                3,931                        3,931
                                                                                ---------                 -----------
                  Total current assets                                            79,051                       74,044
PROPERTY AND EQUIPMENT, net                                                       31,231                       31,743
GOODWILL, net                                                                     70,840                       71,554
DEFERRED FINANCING COSTS, net                                                      7,389                        7,714
ENVIRONMENTAL INSURANCE RECEIVABLE                                                 7,750                        7,750
DUE FROM CCL                                                                       3,376                        3,376
OTHER ASSETS                                                                       1,485                        1,500
                                                                                ---------                ------------
                  Total assets                                                  $201,122                  $   197,681
                                                                                ---------                ------------
                                 LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Trade accounts payable                                                 $ 34,535                  $    27,429
         Accrued expenses                                                         13,580                       16,930
         Other current liabilities                                                   284                          930
                                                                                -------------             -------------
                  Total current liabilities                                       48,399                       45,289
DEFERRED INCOME TAXES, net                                                         1,275                        1,275
ENVIRONMENTAL CONTINGENCIES AND
OTHER LIABILITIES                                                                 16,109                       15,990
LONG TERM DEBT                                                                   105,000                      105,000
                                                                               ---------                   ----------
                  Total liabilities                                              170,783                      167,554
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value;
         3,750 shares authorized, issued and outstanding                             375                          375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value;
         26,250 shares authorized, issued and outstanding                          4,147                        4,094
CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
         Common stock, $.001 par value; 6,000,000 shares
             authorized;  3,441,983 shares issued and outstanding as of
             April 3, 1999 and 3,455,174 as of December 31, 1998.                      3                            3
         Common stock warrants                                                       663                          663
         Additional paid-in capital                                               32,140                       32,272
         Notes receivable from stockholders                                         (764)                        (772)
         Accumulated deficit                                                      (6,901)                      (6,584)
         Accumulated other comprehensive income                                      676                           76
                                                                                ----------                 ----------
                  Total stockholders' equity                                      25,817                       25,658
                                                                                ----------                 ----------
                  Total Liabilities, Redeemable
                              Preferred Stock and Stockholders' Equity          $201,122                  $   197,681
                                                                                ----------                 ----------
                                                                                ----------                 ----------

            See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED APRIL 3, 1999
                        AND MARCH 28, 1998 (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                  THREE MONTHS ENDED
                                                                                           -------------------------------
                                                                                             APRIL 3,            MARCH 28,
                                                                                               1999                1998
                                                                                           -----------         -----------
NET REVENUES                                                                               $    63,723         $    53,875
COST OF GOODS SOLD                                                                              54,330              45,874
                                                                                           -----------         -----------
GROSS PROFIT                                                                                     9,393               8,001
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                     6,014               4,973
                                                                                           -----------         -----------
INCOME FROM OPERATIONS                                                                           3,379               3,028
INTEREST EXPENSE, net                                                                            3,388               2,827
                                                                                           -----------         -----------
INCOME (LOSS) BEFORE  PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM                             (9)                201
PROVISION FOR INCOME TAXES                                                                         246                 633
                                                                                           -----------         -----------
LOSS BEFORE EXTRAORDINARY ITEM                                                                    (255)               (432)
EXTRAORDINARY ITEM, LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
  net of income tax benefit of $1,053                                                                -              (2,577)
                                                                                           -----------         -----------
NET LOSS                                                                                   $      (255)        $    (3,009)
 ACCRETION AND DIVIDENDS ON PREFERRED STOCK                                                        (62)                (62)
                                                                                           -----------         -----------
 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                     (317)             (3,071)
                                                                                           -----------         -----------
                                                                                           -----------         -----------
NET LOSS                                                                                          (255)             (3,009)
 OTHER COMPREHENSIVE INCOME (LOSS):
 FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                           600                 (92)
                                                                                           -----------         -----------
 COMPREHENSIVE INCOME (LOSS)                                                               $       345         $    (3,101)
                                                                                           -----------         -----------
                                                                                           -----------         -----------
 LOSS BEFORE EXTRAORDINARY ITEM PER SHARE                                                  $     (0.07)        $     (0.14)
 LOSS FROM EXTRAORDINARY ITEM PER SHARE                                                           --                 (0.81)
                                                                                           -----------         -----------
 NET LOSS PER SHARE, Basic and diluted                                                     $     (0.07)        $     (0.95)
                                                                                           -----------         -----------
                                                                                           -----------         -----------
 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                              $     (0.09)        $     (0.97)
                                                                                           -----------         -----------
                                                                                           -----------         -----------
 WEIGHTED AVERAGE COMMON SHARES, basic and diluted                                           3,453,366           3,178,438



            See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 28, 1998 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                             ----------------------------
                                                                               APRIL 3,         MARCH 28,
                                                                                 1999             1998
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $   (255)        $ (3,009)
  Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                 1,962            1,930
  Amortization of deferred financing costs                                        325              175
  Provision for doubtful accounts                                                 107              104
  Extraordinary item - loss from early extinguishment of debt                      --            3,630
  Deferred income taxes                                                            --           (4,198)
  Change in operating assets and liabilities, net of effect of acquisition of Kolmar Group (1998)
  Trade accounts receivable                                                    (2,334)          (2,839)
  Other receivables                                                               862           (6,575)
  Inventories                                                                  (1,831)          (1,117)
  Prepaid expenses and other current assets                                    (1,341)             411
  Other assets                                                                    316            8,094
  Accounts payable                                                              6,962           (2,339)
  Accrued expenses and other liabilities                                       (4,242)           8,756
                                                                             --------         --------
         Net cash provided by operating activities                                531            3,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                             (503)            (368)
Sale of property and equipment                                                     71               28
Acquisition of Kolmar Group, net of cash acquired                                  --          (77,580)
                                                                             --------         --------
      Net cash used in investing activities                                      (432)         (77,920)



            See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
     FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 28, 1998 (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED
                                                                     ---------------------------
                                                                     APRIL 3,          MARCH 28,
                                                                       1999              1998
                                                                     ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing acquisition                                       $      --       $ (11,482)
Net (repayments) borrowing on revolving loans                               --         (12,639)
Repayments of long term debt                                                --         (17,125)
Borrowing on senior subordinated notes                                      --         105,000
Borrowing on senior bridge loan                                             --          70,000
Repayment of senior bridge loan                                             --         (70,000)
Dividends on preferred stock                                                (9)             --
Repayment of senior subordinated debt                                       --          (6,000)
Proceeds from issuance of common stock                                      --          20,930
Repurchase of management stock                                            (124)             --
                                                                     ----------      ---------
    Net cash provided by (used in) financing activities                   (133)         78,684
                                                                     ----------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                           426            (240)
                                                                     ----------      ---------
NET INCREASE IN CASH
                                                                           392           3,547
CASH, beginning of period                                                8,747             338
                                                                     ----------      ---------
CASH, end of period                                                  $   9,139       $   3,885
                                                                     ----------      ---------
                                                                     ----------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the quarter for:
         Interest                                                    $   6,103       $   1,685
         Income taxes                                                $     118       $     212

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock                            $      62       $      62
                                                                     ----------      ---------
                                                                     ----------      ---------

The Company acquired all the capital stock of Kolmar
 Group in conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired                                                 $  63,358
       Intangible assets acquired                                                       51,277
       Cash paid for capital stock                                                     (77,951)
                                                                                      ---------
       Liabilities assumed                                                           $  36,684
                                                                                     ---------
                                                                                     ---------

            See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 28, 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The interim condensed consolidated financial statements included herein have been prepared by Outsourcing Services Group, Inc. ("OSG" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. Such financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K.

         In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of April 3, 1999, the results of its operations for the three month periods ended April 3, 1999 and March 28, 1998 and its cash flows for the three month periods ended April 3, 1999 and March 28, 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which the Company will adopt in fiscal 2000. The Company is currently not involved in derivative investments or hedging activities.

3.  INVENTORIES

Inventories consisted of the following at April 3, 1999 and December 31, 1998:

                                                                    (IN THOUSANDS)
                                                               -------------------------
                                                                APRIL 3,      DECEMBER 31,
                                                                  1999            1998
                                                               ---------      -----------
    Raw materials                                                $24,102        $22,700
    Work-in-process                                                4,282          4,235
    Finished goods                                                 5,197          4,045
                                                                 -------        -------
                                                                  33,581         30,980
    Less reserve for excess and obsolete inventories              (4,210)        (3,537)
                                                                 -------        -------

                                                                 $29,371        $27,443
                                                                 -------        -------
                                                                 -------        -------

4.   CONTINGENCIES

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

                        OUTSOURCING SERVICES GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 28, 1998
                                   (UNAUDITED)

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

         In October, 1995 a definitive order and claim was asserted and issued by the U.S. Environmental Protection Agency against the Company as potentially responsible for the remediation of a super fund site near Port Jervis, New York for the actual clean-up. The proceedings remain administrative only, and are not pending as litigation in any U.S. District Court. The Company reserved for any potential liability that may arise out of this claim and recorded insurance receivables relating to this claim which it believes are probable of recovery. At December 31, 1998, the Company had established accruals in the amount of $14,000,000 to cover various potential environmental liabilities. The Company had established a reserve of $8,000,000 for investigation and remediation costs at a site in New York where Kolmar has been identified by the EPA as a PRP. Remediation has begun, and the Company believes that the established accruals would be sufficient to fund Kolmar's liability for this site. At December 31, 1998, the Company had a long-term receivable totaling $7,750,000 for insurance recoveries or indemnification for this site which are probable of collection.

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

                        OUTSOURCING SERVICES GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 28, 1998
                                   (UNAUDITED)

proceedings and claims with certainty, management is of the belief that any ultimate liabilities will not individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations.

5.   SUBSEQUENT EVENTS

         In April, 1999, a subsidiary of the Company (Kolmar Canada, Inc.) acquired certain of the operating assets of Bradcan Corporation for approximately $700,000. This acquisition will be accounted for as a purchase.

         In April, 1999, the Company entered into a stock purchase agreement to acquire a contract manufacturer for approximately $8.5 million. This acquisition is subject to the successful completion of the current ongoing due diligence review.

6.   SUPPLEMENTAL GUARANTOR INFORMATION

         The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed combined balance sheets as of April 3, 1999 and the condensed combined statements of operations and cash flows for the three month period ended April 3, 1999 of the Guarantors, representing Kolmar, ASC and Piedmont and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the three month period ended April 3, 1999.

                  CONDENSED COMBINED BALANCE SHEET AT APRIL 3, 1999 (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)

                                                       COMBINED                                                        CONSOLIDATED
                                                      GUARANTORS      NONGUARANTORS      OSG         ELIMINATIONS         TOTAL
                                                     -----------     --------------   ---------      ------------      ------------
ASSETS:
Current Assets:
Cash, cash equivalents and short-term investments    $   7,524       $   1,867        $       1      $    --           $   9,392
Accounts receivable, net                                30,777           3,842             --             --              34,619
Other receivables                                        1,425             252           (1,099)          --                 578
Inventories                                             26,284           3,087             --             --              29,371
Prepaid expenses and other current assets                4,671             232              188           --               5,091
                                                     ---------       ---------        ---------      ---------         ---------
Total current assets                                    70,681           9,280             (910)          --              79,051
Property and equipment, net                             27,396           3,835             --             --              31,231
Goodwill, net                                           65,127           5,713             --             --              70,840
Intercompany receivable (payable)                      (16,915)         (2,691)          19,606           --                 --
Investment in subsidiaries                                --               --             71,224        (71,224)              --
Other long-term assets                                  12,711             --              7,289           --              20,000
                                                     ---------        ---------        ---------      ---------         ---------
Total Assets                                         $ 159,000       $  16,137        $  97,209      $ (71,224)        $ 201,122
                                                     ---------       ---------        ---------      ---------         ---------
                                                     ---------       ---------        ---------      ---------         ---------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                     $  32,021       $   2,514        $    --        $    --           $  34,535
Other current liabilities                               11,512           1,170            1,182           --              13,864
                                                     ---------         ---------        ---------     ---------         ---------
Total current liabilities                               43,533           3,684            1,182           --              48,399
Long-term debt, less current portion                      --              --            105,000           --             105,000
Other liabilities                                       17,600            --               (216)          --              17,384
Intercompany loan                                       31,967          11,578          (43,545)          --                --
Redeemable preferred stock                                --              --              4,522           --               4,522
Stockholders' equity                                    65,900             875           30,266        (71,224)           25,817
                                                     ---------       ---------        ---------      ---------         ---------
Total Liabilities, Redeemable                        $ 159,000       $  16,137        $  97,209      $ (71,224)         $201,122
    Preferred Stock and Stockholders' Equity         ---------       ---------        ---------      ---------         ---------
                                                     ---------       ---------        ---------      ---------         ---------


                                       10

                   CONDENSED COMBINED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 3, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                            COMBINED                                                       CONSOLIDATED
                                            GUARANTORS    NONGUARANTORS        OSG         ELIMINATIONS        TOTAL
                                            ----------    -------------     --------       ------------    ------------
Net revenues                                $ 59,609        $  4,637        $   --           $    523         $ 63,723
Cost of goods sold                            51,163           3,690            --               (523)          54,330
                                            --------        --------        --------         --------         --------
Gross profit                                   8,446             947            --               --              9,393
Selling, general and administrative
expense                                        5,316             565             133             --              6,014
                                            --------        --------        --------         --------         --------
Income (loss) from operations                  3,130             382            (133)            --              3,379
Interest expense, net                          3,005             227             156             --              3,388
Income (loss) before provision for
  income taxes                                   125             155            (289)            --                 (9)
Provision (benefit) for income taxes             105              46              95             --                246
                                            --------        --------        --------         --------         --------
Net income (loss)                           $     20        $    109        $   (384)        $   --           $   (255)
                                            --------        --------        --------         --------         --------
                                            --------        --------        --------         --------         --------

  CONDENSED COMBINED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                  APRIL 3, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                                       CONSOLIDATED
                                                              GUARANTORS    NONGUARANTORS     OSG     ELIMINATIONS     TOTAL
                                                              ----------    -------------   -------   ------------     ------------
CASH  FLOWS  FROM OPERATING  ACTIVITIES

Net income, (loss)                                             $    18       $     106      $ (379)      $  --           $  (255)
Total adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities               (1,109)          1,383         512          --               786
                                                              ----------    -----------     -------   -----------      ----------
Net cash provided by (used in) operating activities             (1,091)          1,489         133          --               531

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (488)            (15)         --          --              (503)
Sales of property, plant or equipment, net                          71              --          --                            71
                                                              ----------    -----------     -------   -----------      ----------
Net cash used in investing activities                             (417)            (15)         --          --              (432)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Dividends                                                --              --          (9)         --                (9)
Proceeds from cash received from
  management stock                                                  --              --        (124)         --              (124)
                                                              ----------    -----------     -------   -----------      ----------
Net cash used in financing activities                               --              --        (133)         --              (133)

Effect of exchange rate changes on cash                             --             426          --          --               426
                                                              ----------    -----------     -------   -----------      ----------
Net increase in cash                                             (1,508)         1,900          --          --               392
Cash, beginning of period                                         8,568            178           1          --             8,747
                                                              ----------    -----------     -------   -----------      ----------
         Cash, end of period                                   $  7,060      $   2,078      $    1       $  --           $ 9,139
                                                              ----------    -----------     -------   -----------      ----------
                                                              ----------    -----------     -------   -----------      ----------

                        OUTSOURCING SERVICES GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 28, 1998
                                   (UNAUDITED)

7.       BUSINESS SEGMENT INFORMATION

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

         Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the three months ended April 3, 1999, are as follows:

                                               (DOLLARS IN THOUSANDS)
                                      --------------------------------------
                                      UNITED
                                      STATES          MEXICO          CANADA           OTHER            TOTAL
                                     --------        --------        --------        --------         ---------
Net revenues ................        $ 59,096        $  2,668        $  1,959        $   --           $ 63,723
Income from operations ......           2,993             253             185             (52)           3,379
Identifiable assets .........         184,986           4,742          10,584             810          201,122
Depreciation and amortization           1,880              59              19               4            1,962


         Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the three months ended March 28, 1998, are as follows:


                                               (DOLLARS IN THOUSANDS)
                                      --------------------------------------
                                      UNITED
                                      STATES          MEXICO          CANADA           OTHER            TOTAL
                                     --------        --------        --------        --------         ---------
Net revenues ................        $ 49,706        $  1,367        $  1,667        $  1,135         $ 53,875
Income from operations ......           3,205              31              21            (229)           3,028
Identifiable assets .........         177,351           3,884           4,048           4,684          189,967
Depreciation and amortization           1,785              67              28              50            1,930


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

GENERAL

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

RESULTS OF OPERATIONS

For the three months ended April 3, 1999 compared to the three months ended March 28, 1998.

         NET REVENUE. Net revenues increased by approximately $9.8 million, or 18% to $63.7 million for the three month period ended April 3, 1999 from $53.9 million for the three month period ended March 28, 1998. The increase was primarily attributable to the increase in new contracts for the color cosmetic production and services.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $8.4 million, or 18% to $54.3 million for the three month period ended April 3, 1999 from $45.9 million for the three month period ended March 28, 1998. Total cost of goods sold, as a percentage of sales, increased slightly to 85.3% for the three month period ended April 3, 1999 from 85.1% for the three month period ended March 28, 1998. This was primarily due to the continuing shift towards increased full service, including purchasing more raw materials for the customer at ASC and the increase in new color cosmetic production contracts.

         SG&A EXPENSES. Selling, general and administrative expenses ("SG&A") increased approximately by $1.0 million or 21% to $6.0 million for the three month period ended April 3, 1999 from $5.0 million for the three month period ended March 28, 1998. The increase was primarily attributable to the additional selling, marketing and administrative infrastructure expenses. As a percentage of net revenues, SG&A increased to 9.4% for the three month period ended April 3, 1999 from 9.2% for the three month period ended March 28, 1998.

         INTEREST EXPENSE. Interest expense increased $.6 million, or 20% to $3.4 million for the three month period ended April 3, 1999 from $2.8 million for the three month period ended March 28, 1998. Average debt for the three month period ended April 3, 1999 was $105.0 million versus average debt of $78.3 million for the three months ended March 28, 1998, an average increase of $26.7 million. The increase in interest expense was primarily attributable to the increase in total indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 3, 1999, OSG had cash and cash equivalents of $9.1 million, working capital of $30.7 million and long-term debt of $105.0 million. The primary sources of cash were from operating activities. Cash provided by operations was $.5 million and $3.0 million for the three month period ended April 3, 1999 and March 28, 1998, respectively. Principal uses of cash were for capital expenditures, and interest payments. During the three month period ended April 3, 1999, there were no borrowings and repayments under the Company's working capital facilities.

         As of January 1, 1998, OSG consummated the Kolmar Acquisition. The purchase price for the Kolmar Acquisition was $78.0 million, subject to certain post-closing adjustments. In conjunction with the Kolmar Acquisition, the Company refinanced all of its existing indebtedness totaling $36.2 million. The purchase price and refinanced indebtedness, plus expenses, were financed through $30.0 million of borrowings under the Senior Secured Credit Facility, $70.0 million of borrowings under the Subordinated Bridge Facility and the issuance of $20.9 million of Common Stock to existing stockholders of the Company.

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

         The Company regularly examines opportunities for strategic acquisitions of other companies or lines of businesses and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired securities or assets. The issuance of such securities could be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

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

         As of April 3, 1999, the inventory, assigning of priorities and assessing Year 2000 compliance of material items phases of each section of the Project had been completed. The Company is in the process of repairing and replacing material items that are not Year 2000 compliant. The Company is also designing and implementing contingency plans.

         The infrastructure section consists of hardware and operating software other than applications software. This section is on schedule to be completed by the year 2000, and as of April 3, 1999, approximately 50% of the activities related to this section had been completed. The Company's manufacturing facilities located in Port Jervis, Mexico, and Corona are fully Year 2000 compliant.

         The applications software section consists of inventory, financial and other similar software. This section is in the process of converting applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that this category was approximately 50% completed as of April 3, 1999, and will be completed by the Year 2000.

         Approximately 50% of the Company's hardware and software critical to the continuance of its business was Year 2000 compliant as of April 3, 1999. The Company estimates that it will be fully Year 2000 compliant by the fourth quarter of 1999.

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

         CONTINGENCY PLANS

         The Company has contingency plans for certain critical applications and is working on such plans for others. The contingency plans will address disruptions in the Company's computer systems, obtaining alternative suppliers, dealing with inventory disruptions, and addressing customer problem issues. How-ever, there can be no assurance that such plans will have the necessary remedial effect.

         COSTS

         In the three months ended April 3, 1999, the Company's total expenditures on Year 2000 compliance was $5,000. Plans are in place to bring all of the Company's systems into compliance by December 31, 1999, with a total cost estimated to be in the range of $200,000-$300,000. Management believes that the costs of the Year 2000 project will not have a material effect on its results of operations, financial condition or cash flows. The Company is funding the costs of the Year 2000 project with normal operating cash and is staffing it with external resources as well as internal staff redeployed from less time-sensitive assignments. Estimated total costs could change further as analysis continues.

FORWARD LOOKING STATEMENTS

         Certain statements and information contained or incorporated by reference in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, which represent the Company's expectations or beliefs, including but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products and services. For this purpose, any statements contained in this Form 10-Q and the Company's Form 10-K, that are not statements of historical fact may be deemed to be forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," or "anticipates," or the negative therefore, other variations thereon or comparable terminology, or by discussions of strategy. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general and economic business conditions, both domestic and foreign; industry and market capacity; fashion industry changes; the impact of the Year 2000 issue, the estimated costs associated with becoming Year 2000 compliant and the estimated target date for substantial completion of remediation; wage rates; existing government regulations and changes in, or failure to comply with, government regulations; liabilities and other claims asserted against the Company; competition; the loss of any significant customers; change in operating strategy or development plans; the ability to attract or retain qualified personnel; the significant indebted-ness of the Company; the availability and terms of capital to fund the expansion of the Company's business; and other factors referenced in this Form 10-Q and the Company's Form 10-K, copies of which may be obtained from the Company without cost.

                                     PART II
                                OTHER INFORMATION
                                -----------------

Item 1.  Legal Proceedings

          See Part I, Item 1, Notes to Condensed Consolidated Financial
          Statements, Note 4, "Contingencies".

Item 2.  Changes in Securities

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K


(a)      EXHIBIT INDEX
         -------------

         ITEM
         NUMBER            EXHIBIT                                     PAGE
         ------            -------                                     -----
         11.               Statement of computation of basic
                              and diluted net income per share

         27.               Financial data schedule                     Filed electronically

(b)      REPORTS ON FORM 8-K
         -------------------
         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OUTSOURCING SERVICES GROUP, INC.

Dated:   May 14, 1999               /s/ CHRISTOPHER DENNEY
                                    ------------------------------------------
                                    Christopher Denney
                                    Chief Executive Officer, President
                                    and Director (Principal Executive Officer)

Dated:   May 14, 1999               /s/ PERRY MORGAN
                                    ------------------------------------------
                                    Perry Morgan
                                    Chief Financial Officer (Acting)
                                    and Assistant Secretary
                                    (Principal Financial and
                                    Accounting Officer)