Form 10-Q
period 1999-07-03
OUTSOURCING SERVICES GROUP INC
filed 1999-08-19
CIK 1054211

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999   COMMISSION FILE NUMBER: 333-57209

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/__/

     Number of shares of common stock, $.001 par value, outstanding as of the close of business on July 3, 1999: 3,441,983 shares.

                        OUTSOURCING SERVICES GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                            Page
                                                                            ----

PART I.   Financial Information

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of July 3, 1999
          (unaudited) and December 31, 1998                                   3

          Condensed Consolidated Statements of Operations for the
          Three and Six Month Periods Ended July 3, 1999 and June 27, 1998
          (unaudited)                                                         4

          Condensed Consolidated Statements of Cash Flows for the
          Six Month Periods Ended July 3, 1999 and June 27, 1998
          (unaudited)                                                         5

          Notes to Condensed Consolidated Financial Statements (unaudited)    7

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                               14

PART II.  Other Information                                                  18

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS


                OUTSOURCING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 3, 1999 AND DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                       DECEMBER 31,     JULY 3,
                                                                          1998           1999
                                                                       ------------    ---------
                                                                              (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                             $   8,747      $   1,746
  Short term investments                                                      253            260
  Accounts receivable, net                                                 32,244         46,150
  Other receivables                                                           870          2,876
  Inventories, net (Note 3)                                                27,443         33,776
  Prepaid expenses and other current assets                                   556          1,873
  Deferred income taxes, net                                                3,931          3,931
                                                                        ---------      ---------
      Total current assets                                                 74,044         90,612
  PROPERTY AND EQUIPMENT, net                                              31,743         32,171
  GOODWILL, net                                                            71,554         78,558
  DEFERRED FINANCING COSTS, net                                             7,714          7,064
  ENVIRONMENTAL INSURANCE RECEIVABLE                                        7,750          7,750
  DUE FROM CCL                                                              3,376          3,376
  OTHER ASSETS                                                              1,500          1,398
                                                                        ---------      ---------
      Total assets                                                      $ 197,681      $ 220,929
                                                                        ---------      ---------
                                                                        ---------      ---------

        LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                $  27,429      $  33,826
  Accrued expenses                                                         16,930         17,403
  Deferred Taxes                                                             --              448
  Other current liabilities                                                   930          4,403
                                                                        ---------      ---------
      Total current liabilities                                            45,289         56,080
  DEFERRED INCOME TAXES, net                                                1,275          1,275
  ENVIRONMENTAL CONTINGENCIES AND
              OTHER LIABILITIES (Note 4)                                   15,990         27,171
  LONG TERM DEBT                                                          105,000        105,000
                                                                        ---------      ---------
        Total liabilities                                                 167,554        189,526
  REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value;
      3,750 shares authorized, issued and outstanding                         375            375
  REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value;
     26,250 shares authorized, issued and outstanding                       4,094          4,199
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 6,000,000 shares
      authorized;  3,441,983 shares issued and outstanding as of
     July 3, 1999 and 3,455,174 as of December 31, 1998                         3              3
  Common stock warrants                                                       663            663
  Additional paid-in capital                                               32,272         32,140
  Notes receivable from stockholders                                         (772)          (764)
  Accumulated deficit                                                      (6,584)        (5,948)
  Accumulated other comprehensive income                                       76            735
                                                                        ---------      ---------
      Total stockholders' equity                                           25,658         26,829
                                                                        ---------      ---------
        Total Liabilities, Redeemable
          Preferred Stock and Stockholders' Equity                     $ 197,681      $ 220,929
                                                                        ---------      ---------
                                                                        ---------      ---------

             See notes to condensed consolidated financial statements

                        OUTSOURCING SERVICES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                         JULY 3, 1999 AND JUNE 27, 1998
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 27,          JULY 3,         JUNE 27,           JULY 3,
                                                                     1998             1999             1998              1999
                                                                  -----------      -----------      -----------      -----------
                                                                           (Unaudited)                      (Unaudited)

NET REVENUES                                                      $    61,094      $    68,974      $   114,969      $   132,697
COST OF GOODS SOLD                                                     51,514           58,454           97,388          112,784
                                                                  -----------      -----------      -----------      -----------
GROSS PROFIT                                                            9,580           10,520           17,581           19,913
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            5,444            5,855           10,417           11,869
                                                                  -----------      -----------      -----------      -----------
INCOME FROM OPERATIONS                                                  4,136            4,665            7,164            8,044
INTEREST EXPENSE, net                                                   3,265            3,284            6,092            6,672
OTHER INCOME, net                                                        --               (418)            --               (418)
                                                                  -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAX PROVISION
  AND EXTRAORDINARY ITEM                                                  871            1,799            1,079            1,790
PROVISION FOR INCOME TAXES                                                248              787              881            1,033
                                                                  -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   623            1,012              191              757

EXTRAORDINARY ITEM, LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT. net of income tax benefit of $1,429            --               --             (2,577)            --
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                                 $       623      $     1,012      $    (2,386)             757
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------
ACCRETION OF PREFERRED STOCK                                              (62)             (62)            (124)            (124)
PREFERRED STOCK DIVIDENDS                                                  (9)              (9)             (19)             (19)
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS) ATTRIBUTABLE COMMON STOCKHOLDER                 $       552      $       941      $    (2,529)             614
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment                                (372)             (17)            (464)             659
                                                                  -----------      -----------      -----------      -----------
COMPREHNSIVE INCOME (LOSS)                                        $       180      $       924      $    (2,993)           1,273
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------
EARNINGS PER SHARE:
INCOME BEFORE EXTRAORDINARY ITEM                                  $      0.19      $      0.29      $      0.06      $      0.22
(LOSS) FROM EXTRORDINARY ITEM                                            --               --              (0.79)            --
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS) PER SHARE  - Basic                              $      0.19      $      0.29      $     (0.73)     $      0.22
                             - Diluted                                   0.18             0.28             --               0.21
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
           Basic                                                  $      0.16      $      0.27      $     (0.77)     $      0.18
           Diluted                                                       0.16             0.26            (0.74)            0.17
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------
WEIGHTED AVERAGE  NUMBER OF COMMON SHARES:
           Basic                                                    3,360,174        3,441,983        3,267,152        3,447,737
           Diluted                                                  3,506,174        3,580,483        3,398,041        3,586,237

            See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTH PERIODS ENDED JUNE 27, 1998 AND JULY 3, 1999
                                 (IN THOUSANDS)


                                                    JUNE 27,       JULY 3,
                                                      1998          1999
                                                    --------      --------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $ (2,386)     $    757
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization                        4,086         4,001
  Amortization of deferred financing costs               281           650
  Provision for doubtful accounts                        --            150
  Extraordinary item - loss from early
    extinguishment of debt                             3,630          --
  Deferred income taxes                                  --           --
  Change in operating assets and liabilities,
    net of effect of acquisition of Kolmar
    Group (1998) and the Acupac acquisition
    (June, 1999)
  Trade accounts receivable                           (4,396)      (11,816)
  Other receivable                                       369        (1,970)
  Inventories                                         (4,678)       (3,993)
  Prepaid expenses and other current assets              --           (879)
  Other assets                                           508          (279)
  Accounts payable                                     1,672         6,199
  Accrued expenses and other liabilities               4,779           375
                                                    --------      --------
    Net cash provided by (used in) operating
      activities                                       3,865        (6,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (929)       (1,510)
Sale of property, plant and equipment                     41           127
Other                                                 (1,180)
Acquisition of Kolmar Group, net of cash
  acquired (1998) and acquisitions of Acupac,
  and Bradcan, net of cash (1999)                    (77,580)      (10,450)
                                                    --------      --------
      Net cash used in investing activities          (79,648)      (11,833)



            See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE SIX MONTH PERIODS ENDED JUNE 27, 1998 AND JULY 3, 1999
                                 (IN THOUSANDS)


                                                           JUNE 27,       JULY 3,
                                                             1998          1999
                                                          ----------    ---------
                                                                 (Unaudited)

CASH FLOWS FROM FINANCING ACTIVIIES:
Deferred financing acquisition                            $ (11,482)     $    --
Net (repayments) borrowing on revolving loans               (11,488)        11,238
Repayments of long term debt                                (17,125)          --
Borrowing on senior subordinated notes                      105,000           --
Borrowing on senior bridge loan                              70,000           --
Repayment of senior bridge loan                             (70,000)          --
Dividends on preferred stock                                    (19)           (19)
Repayment of senior subordinated debt                        (6,000)          --
Proceeds from issuance of common stock                       20,930           --
Repurchase of Management stock                                 --             (124)
                                                          ---------      ---------
  Net cash provided by financing activities                  79,816         11,095
                                                          ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (240)           542
                                                          ---------      ---------
NET INCREASE (DECREASE) IN CASH                               3,793         (7,001)

CASH, beginning of period                                       338          8,747
                                                          ---------      ---------
CASH, end of period                                       $   4,131      $   1,746
                                                          ---------      ---------
                                                          ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during the quarter for:
    Interest                                              $   4,372      $   6,221
    Income taxes                                          $     328      $     748

SUPPLEMENTAL SCHEDULE OF NONCASH
  TRANSACTIONS
Accretion attributable to preferred stock                 $     124      $     124
                                                          ---------      ---------
                                                          ---------      ---------

The Company acquired all the capital stock of
  Kolmar Group (1998) and Acupac Packaging (1999) and some of the assets of the Bradcan Corporation
   (1999) In conjunction with the acquisitions, liabilities were assumed as follows:

       Fair value of assets acquired                      $  63,358      $   5,310
       Intangible assets acquired                            51,277          8,506
       Cash paid for capital stock                          (77,951)        (9,733)
       Cash paid for assets                                                   (717)
                                                            -------         ------
       Liabilities assumed                                $  36,684      $   3,366
                                                          ---------      ---------
                                                          ---------      ---------



            See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
             NOTES TO CONSONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SIX MONTH PERIODS ENDED JULY 3, 1999 AND JUNE 27, 1998
                                   (UNAUDITED)

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

     In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of July 3, 1999, and June 27, 1998 the results of its operations for the six month period ended July 3, 1999, and its cash flows for the six month periods ended July 3, 1999 and June 27, 1998. The three and six month results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. The FASB amended this pronouncement in June 1999 to defer the effective date until the Company's fiscal year 2001. Management is currently evaluating the impact of the adoption of SFAS No. 133 on the financial consolidated statements.

3. INVENTORIES

Inventories consisted of the following at December 31, 1998 and July 3, 1999:


                                                                    (IN THOUSANDS)
                                                               ------------------------
                                                               DECEMBER 31,     JULY 3,
                                                                  1998           1999
                                                               --------        --------
       Raw materials .......................................     $ 22,700      $ 26,575
       Work-in-process .....................................        4,235         5,261
       Finished goods ......................................        4,045         6,289
                                                                 --------      --------
                                                                   30,980        38,125
       Less reserve for excess and obsolete inventories ....       (3,537)       (4,349)
                                                                 --------      --------
                                                                 $ 27,443      $ 33,776
                                                                 --------      --------
                                                                 --------      --------



4. COMMITMENTS AND CONTINGENCIES

     LEASES--The Company leases warehouse and office space under operating leases. Each lease is subject to an upward annual rental adjustment based upon the percentage change in the Consumer Price Index. The Company is responsible for insurance and property taxes on the facilities. The Company also has equipment under operating leases having terms from 3 to 10 years.

     ENVIRONMENTAL REGULATION AND COMPLIANCE--The Company's operations and properties are subject to environmental laws. Violations of environmental laws can result in civil or criminal penalties or in cease-and-desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with environmental laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of

                        OUTSOURCING SERVICES GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         FOR THE SIX MONTH PERIODS ENDED JULY 3, 1999 AND JUNE 27, 1998
                                   (UNAUDITED)

hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the Piedmont, Aerosol Services Holding Corporation ("ASHC") and Kolmar acquisitions and certain insurance coverages, the Company believes that the future cost of compliance with existing environmental laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in environmental laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, or financial condition or cash flows.

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

     In October, 1995 a definitive order and claim was asserted and issued by the U.S. Environmental Protection Agency against the Company as potentially responsible for the remediation of a super fund site near Port Jervis, New York for the actual clean-up. The proceedings remain administrative only, and are not pending as litigation in any U.S. District Court. The Company reserved for any potential liability that may arise out of this claim and recorded insurance receivables relating to this claim which it believes are probable of recovery. At July 3, 1999, the Company had accruals in the amount of $14,000,000 to cover various potential environmental liabilities. The Company has a reserve of $8,000,000 for investigation and remediation costs at a site in New York where Kolmar has been identified by the EPA as a PRP. Remediation has begun, and the Company believes that the established accruals would be sufficient to fund Kolmar's liability for this site. At July 3, 1999, the Company had a long-term receivable totaling $7,750,000 for insurance recoveries or indemnification for this site which are probable of collection.

     Based on the advice of outside counsel, the Company also maintained an accrual of $5,250,000 as of July 3, 1999 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

     In addition, the Company maintained an accrual at July 3, 1999, of $750,000 for liability related to off-site waste disposal locations. Currently, the Company is aware of one such site at which it is likely to have future liability, and believes that the accrual is sufficient to fund such expected liabilities.

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

                        OUTSOURCING SERVICES GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         FOR THE SIX MONTH PERIODS ENDED JULY 3, 1999 AND JUNE 27, 1998
                                   (UNAUDITED)

     LITIGATION--There are certain other legal proceedings and claims including product liability, pending against the Company arising out of the normal course of business which claims for monetary damages are asserted. While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities will not individually or in the aggregate have a material adverse effect on the Company's financial position or results of operations and that adequate provisions have been made for such liabilities.

5. BUSINESS ACQUISITIONS

     In April, 1999, a subsidiary of the Company (Kolmar Canada, Inc.) acquired certain of the operating assets of Bradcan Corporation for approximately $700,000. This acquisition was accounted for as a purchase.

     On June 2, 1999, the Company acquired all of the issued and outstanding capital stock of Acupac Packaging, Inc. ("Acupac"), for approximately $10.0 million. Acupac is primarily a provider of outsourced packaging services to the health and beauty aids, household and consumer product markets. This acquisition was accounted for as a purchase.

6. SUPPLEMENTAL GUARANTOR INFORMATION

     The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed combined balance sheets as of July 3, 1999 and the condensed combined statements of operations and cash flows for the six month period ended July 3, 1999 of the Guarantors, representing Kolmar, ASC, Piedmont and Acupac and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the six month period ended July 3, 1999.

          CONDENSED COMBINED BALANCE SHEET AT JULY 3, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                   COMBINED                                              CONSOLIDATED
                                                  GUARANTORS  NONGUARANTORS      OSG      ELIMINATIONS      TOTAL
                                                  ----------  -------------   ---------   ------------   ------------
ASSETS:
Current Assets:
Cash, cash equivalents and
 marketable securities                            $   1,529     $     333     $     144     $    --       $   2,006
Accounts receivable, net                             41,559         4,591          --            --          46,150
Other receivables                                    1, 540           384           952          --           2,876
Inventories                                          28,745         5,031          --            --          33,776
Prepaid expenses and other current assets             5,173           425           206          --           5,804
                                                  ---------     ---------     ---------     ---------     ---------
Total current assets                                 78,546        10,764         1,302          --          90,612
Property and equipment, net                          28,226         3,937             8          --          32,171
Goodwill, net                                        72,293         6,265          --            --          78,558
Investment in subsidiaries                             --            --          81,299       (81,299)         --
Other long-term assets                               12,624          --           6,964          --          19,588
                                                  ---------     ---------     ---------     ---------     ---------
Total Assets                                      $ 191,689     $  20,966     $  89,573     $ (81,299)    $ 220,929
                                                  ---------     ---------     ---------     ---------     ---------
                                                  ---------     ---------     ---------     ---------     ---------

LIABILITIES:
Current Liabilities:
Accounts payable                                  $  30,892     $   2,934     $    --       $    --       $  33,826
Other current liabilities                            15,311         1,912         5,031          --          22,254
                                                  ---------     ---------     ---------     ---------     ---------
Total current liabilities                            46,203         4,846         5,031          --          56,080
Long-term debt, less current portion                   --            --         105,000          --         105,000
Other liabilities                                    28,660          --            (216)         --          28,446
Intercompany loan                                    40,418        14,831       (55,249)         --            --
Redeemable preferred stock                             --            --           4,574          --           4,574
Stockholders' equity                                 76,406         1,289        30,433       (81,299)       26,829
                                                  ---------     ---------     ---------     ---------     ---------
Total Liabilities, Redeemable                     $ 191,689     $  20,966     $  89,573     $ (81,299)    $ 220,929
    Preferred Stock and Stockholders' Equity      ---------     ---------     ---------     ---------     ---------
                                                  ---------     ---------     ---------     ---------     ---------


                   CONDENSED COMBINED STATEMENT OF OPERATIONS
                  FOR THE SIX MONTH PERIODS ENDED JULY 3, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                             COMBINED                                       CONSOLIDATED
                                            GUARANTORS NONGUARANTORS   OSG    ELIMINATIONS      TOTAL
                                            ---------- ------------- -------- ------------  ------------

Net revenues                                 $123,315    $ 10,172    $   --       $ (790)      $132,697
Cost of goods sold                            105,100       8,474        --         (790)       112,784
                                             --------    --------    --------     ------       --------
Gross profit                                   18,215       1,698        --          --          19,913
Selling, general and administrative
expense                                        14,423       1,091      (3,645)       --          11,869
                                             --------    --------    --------     ------       --------
Income from operations                          3,792         607       3,645        --           8,044
Interest expense, net                           2,323         441       3,908        --           6,672
Other income, net                                 --         (418)        --         --            (418)
                                             --------    --------    --------     ------       --------
Income (loss) before provision for
  income taxes                                  1,469         584        (263)       --           1,790
Provision (benefit) for income taxes            1,029         111        (107)       --          1, 033
                                             --------    --------    --------     ------       --------
Net income (loss)                            $    440    $    473    $   (156)    $  --        $    757
                                             --------    --------    --------     ------       --------
                                             --------    --------    --------     ------       --------


                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTH PERIOD ENDED JULY 3, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                                   CONSOLIDATED
                                                               GUARANTORS  NONGUARANTORS    OSG      ELIMINATIONS    TOTAL
                                                               ----------  -------------  --------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net income, (loss)                                              $    440     $    473     $   (156)    $   --       $    757
Total adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities                   (8,630)         618       (9,625)      10,075       (7,562)
                                                                --------     --------     --------     --------     --------
Net cash provided by (used in) operating activities               (8,190)       1,091       (9,781)      10,075       (6,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (1,324)        (178)          (8)        --         (1,510)
Acquisition of Acupac Packaging, net of cash                      (9,733)        --           --           --         (9,733)
Acquisition of Bradcan, Corporation                                 --           (717)        --           --           (717)
Sales of property, plant or equipment, net                          --            127         --                         127
                                                                --------     --------     --------     --------     --------
Net cash used in investing activities                            (11,057)        (768)          (8)        --        (11,833)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowing on revolving loans                                  11,238         --           --           --         11,238
Payment of Dividends                                                --           --            (19)        --            (19)
Proceeds from cash received from
  management stock                                                  --           --           --           --           --
Repurchase of management stocks                                     --           --           (124)        --           (124)
Repayment (borrowing) of debt due to affiliate                       701         (701)      10,075      (10,075)        --
                                                                --------     --------     --------     --------     --------
Net cash used in financing activities                             11,939         (701)       9,932      (10,075)      11,095

Effect of exchange rate changes on cash                                9          533         --           --            542
                                                                --------     --------     --------     --------     --------
Net increase (decrease) in cash                                   (7,299)         155          143         --         (7,001)
Cash, beginning of period                                          8,568          178            1         --          8,747
                                                                --------     --------     --------     --------     --------
Cash, end of period                                             $  1,269     $    333     $    144     $   --       $  1,746
                                                                --------     --------     --------     --------     --------
                                                                --------     --------     --------     --------     --------


                        OUTSOURCING SERVICES GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         FOR THE SIX MONTH PERIODS ENDED JULY 3, 1999 AND JUNE 27, 1998
                                   (UNAUDITED)

7. BUSINESS SEGMENT INFORMATION

     The Company operates predominantly in one business segment. The company provides contract manufacturing for consumer products manufacturers and distributors in the health and beauty aids, color cosmetics, aerosol products such as high-end hair spray and shaving creams and gels. With the acquisition of the Kolmar Group, the Company has operating facilities in the U.S., Mexico and Canada.

     Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the six and three month periods ended July 3, 1999, are as follows:

                                                          SIX MONTH PERIOD
                                      --------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                                        ----------------------
                                       UNITED
                                       STATES      MEXICO      CANADA      OTHER        TOTAL
                                       ------      ------      ------      -----        -----
Net revenues                          $122,525    $  4,919    $  5,253    $   --      $132,697
Income from operations                   7,435         272         281          56       8,044
Identifiable assets                    204,133       4,307      12,473          16     220,929
Depreciation and amortization            3,701         122         159           8       3,990

                                                         THREE MONTH PERIOD
                                      --------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                                        ----------------------
                                       UNITED
                                       STATES      MEXICO      CANADA      OTHER        TOTAL
                                       ------      ------      ------      -----        -----
Net revenues                          $ 63,429    $  2,251    $  3,294    $   --      $ 68,974
Income from operations                   4,442          19          96       108         4,665
Identifiable assets                    204,133       4,307      12,473        16       220,929
Depreciation and amortization            1,821          63         140         4         2,028

     Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the six and three month periods ended June 27, 1998, are as follows:


                                                          SIX MONTH PERIOD
                                      --------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                                        ----------------------
                                       UNITED
                                       STATES      MEXICO      CANADA      OTHER        TOTAL
                                       ------      ------      ------      -----        -----
Net revenues                          $105,912    $  3,070    $  3,472    $  2,515     $114,969
Income from operations                   7,198         228         161        (423)       7,164
Identifiable assets                    195,786         446       4,737       1,432      202,401
Depreciation and amortization            3,803         144          54          85        4,086

                                                         THREE MONTH PERIOD
                                      --------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                                        ----------------------
                                       UNITED
                                       STATES      MEXICO      CANADA      OTHER        TOTAL
                                       ------      ------      ------      -----        -----
Net revenues                          $ 56,205    $  1,703    $  1,805    $  1,381     $ 61,094
Income from operations                   3,993         197         140        (194)       4,136
Identifiable assets                    195,786         446       4,737       1,432      202,401
Depreciation and amortization            2,018          77          26          35        2,156

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

RESULTS OF OPERATIONS

For the six and three month periods ended July 3, 1999 compared to the six and three month periods ended June 27, 1998.

     NET REVENUE. Revenues of $132.7 and $69.0 million for the six month and three month periods ended July 3, 1999 increased by approximately $17.7 million (15%) and $7.9 million (13%), respectively, from the prior 1998 periods. The increases for the six and three month periods are primarily attributable to the increase in new contracts for the color cosmetic production and services.

     COST OF GOODS SOLD. Cost of goods sold of $112.8 and $ 58.5 million for the six and three month periods ended July 3, 1999, increased by approximately $15.4 million (16%) and $6.9 million (13%), respectively, from the prior 1998 periods. Total cost of goods sold, as a percentage of sales, increased slightly to 85% for the six and three month periods from 84.6% and 84.7% from the prior 1998 periods. This was primarily due to the continuing shift towards increased full service, including purchasing more raw materials for the customers at Kolmar and the increase in new color cosmetic production contracts.

     SG&A EXPENSES. Selling, general and administrative expenses ("SG&A") of $11.9 million and $5.9 million for the six and three month periods ended July 3, 1999, increased by approximately $1.5 million (14.4%) and increased by $0.5 million (9.3%), respectively, from the prior 1998 periods. The increase for the six month period was primarily attributable to the additional selling, marketing and administrative infrastructure expenses. For the six and three month period ended July 3, 1999, as a percentage of net revenues, SG&A decreased to 8.9% and 8.5%, respectively.

     INTEREST EXPENSE. Interest expense of $6.7 million and $3.3 million for the six and three month periods ended July 3, 1999, increased by approximately$0.6 million (9.5%) and $0.02 million (0.6%), respectively, from the prior 1998 periods. The increase in interest expense was primarily attributable to the Company borrowing under the available credit facilities for the financing of the acquisition of all of the outstanding capital stock of Acupac Packaging, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 3, 1999, OSG had cash and cash equivalents of $2.0 million, working capital of $34.5 million and long-term debt of $105.0 million. The primary sources of cash were from operating activities. Cash used by operations was $6.8 million for the six month period ended July 3, 1999. Cash provided by operations was $3.9 million for the six month period ended June 27, 1998. Principal uses of cash were for capital expenditures, and interest payments. During the six month period ended July 3, 1999, the Company borrowed $11.2 million under the working capital facilities. The borrowings were primarily utilized for the acquisition of all the capital stock of Acupac Packaging, Inc. and certain assets of the Bradcan Corporation.

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

     As of July 3, 1999, the inventory, assigning of priorities and assessing Year 2000 compliance of material items phases of each section of the Project had been completed. The Company is in the process of repairing and replacing material items that are not Year 2000 compliant. The Company is also designing and implementing contingency plans.

     The infrastructure section consists of hardware and operating software other than applications software. This section is on schedule to be completed by the year 2000, and as of July 3, 1999, approximately 70% of the activities related to this section had been completed. The Company's manufacturing facilities located in Port Jervis, Mexico, and Corona are fully Year 2000 compliant.

     The applications software section consists of inventory, financial and other similar software. This section is in the process of converting applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that this category was approximately 70% completed as of July 3, 1999, and will be completed by the Year 2000.

     Approximately 70% of the Company's hardware and software critical to the continuance of its business was Year 2000 compliant as of July 3, 1999. The Company estimates that it will be fully Year 2000 compliant by the fourth quarter of 1999.

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

     COSTS

     In the six month period ended July 3, 1999, the Company's total expenditures on Year 2000 compliance was $6,500. Plans are in place to bring all of the Company's systems into compliance by December 31, 1999, with a total cost estimated to be in the range of $200,000-$300,000. Management believes that the costs of the Year 2000 project will not have a material effect on its results of operations, financial condition or cash flows. The Company is funding the costs of the Year 2000 project with normal operating cash and is staffing it with external resources as well as internal staff redeployed from less time-sensitive assignments. Estimated total costs could change further as analysis continues.

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

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

          See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4, "Commitments and Contingencies".

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

(a)       EXHIBIT INDEX


          Item
          Number      Exhibit                             Page
          ------      -------                             ----

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


                        OUTSOURCING SERVICES GROUP, INC.

Dated:    August 16, 1999          /S/ CHRISTOPHER DENNEY
                                   -----------------------
                                   Christopher Denney
                                   Chief Executive Officer, President
                                   and Director (Principal Executive Officer)

Dated:    August 16, 1999          /S/ PERRY MORGAN
                                   -----------------------
                                   Perry Morgan
                                   Chief Financial Officer, Vice President
                                   and Secretary
                                   (Principal Financial and
                                   Accounting Officer)