Form 10-Q
period 1999-10-02
OUTSOURCING SERVICES GROUP INC
filed 1999-11-03
CIK 1054211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999                   COMMISSION FILE
                                                               NUMBER: 333-57209

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on November 2, 1999: 3,441,983 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        OUTSOURCING SERVICES GROUP, INC.
                               INDEX TO FORM 10-Q

PART I.  Financial Information

ITEM 1.  Financial Statements

                                                                          PAGE
                                                                        --------
          Condensed Consolidated Balance Sheets as of December 31,
          1998 and October 2, 1999 (unaudited)........................      3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Month Periods Ended September 26, 1998
          (unaudited) and October 2, 1999 (unaudited).................      4

          Condensed Consolidated Statements of Cash Flows for the Nine
          Month Periods Ended September 26, 1998 (unaudited) and
          October 2, 1999 (unaudited).................................      5

          Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................      7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     15

PART II.  Other Information...........................................     20

Item 1.   Legal Proceedings...........................................     20
Item 2.   Changes in Securities.......................................     20
Item 3.   Defaults Upon Senior Securities.............................     20
Item 4.   Submission of Matters to a Vote of Security Holders.........     20
Item 5.   Other Information...........................................     20
Item 6.   Exhibits and Reports on Form 8-K............................     20

SIGNATURES............................................................     21

EXHIBITS

                        OUTSOURCING SERVICES GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  AS OF DECEMBER 31, 1998 AND OCTOBER 2, 1999

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,    OCTOBER 2,
                                                                  1998           1999
                                                              -------------   -----------
                                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $  8,747      $  1,586
  Short-term investments....................................          253           250
  Accounts receivable, net..................................       32,244        41,024
  Other receivables.........................................          870         1,345
  Inventories, net (Note 3).................................       27,443        37,184
  Prepaid expenses and other current assets.................          556         1,558
  Deferred income taxes, net................................        3,931         3,931
                                                                 --------      --------
              Total current assets..........................       74,044        86,878
PROPERTY AND EQUIPMENT, net.................................       31,743        32,549
GOODWILL, net...............................................       71,554        77,612
DEFERRED FINANCING COSTS, net...............................        7,714         6,739
ENVIRONMENTAL INSURANCE RECEIVABLE..........................        7,750         7,750
DUE FROM CCL................................................        3,376         3,376
OTHER ASSETS................................................        1,500         1,277
                                                                 --------      --------
              Total assets..................................     $197,681      $216,181
                                                                 ========      ========

            LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................     $ 27,429      $ 31,207
  Accrued expenses..........................................       16,930        15,120
  Deferred taxes............................................           --           448
  Other current liabilities.................................          930           805
                                                                 --------      --------
              Total current liabilities.....................       45,289        47,580
DEFERRED INCOME TAXES, net..................................        1,275         1,275
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES...........       15,990        15,975
LONG-TERM DEBT..............................................      105,000       120,591
                                                                 --------      --------
              Total liabilities.............................      167,554       185,421
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750
  shares authorized, issued and outstanding.................          375           375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250
  shares authorized, issued and outstanding.................        4,094         4,251
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 6,000,000 shares
    authorized; 3,455,174 shares issued and outstanding as
    of December 31, 1998 and 3,441,983 as of October 2,
    1999....................................................            3             3
  Common stock warrants.....................................          663           663
  Additional paid-in capital................................       32,272        32,140
  Notes receivable from stockholders........................         (772)         (764)
  Accumulated deficit.......................................       (6,584)       (6,275)
  Accumulated other comprehensive income....................           76           367
                                                                 --------      --------
              Total stockholders' equity....................       25,658        26,134
                                                                 --------      --------
              Total liabilities, redeemable preferred stock
                and stockholders' equity....................     $197,681      $216,181
                                                                 ========      ========

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                     SEPTEMBER 26, 1998 AND OCTOBER 2, 1999
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 26,   OCTOBER 2,   SEPTEMBER 26,   OCTOBER 2,
                                                         1998           1999          1998           1999
                                                     -------------   ----------   -------------   ----------
                                                            (UNAUDITED)                  (UNAUDITED)
NET REVENUES.......................................   $   56,214     $   65,761    $  171,183     $  198,458
COST OF GOODS SOLD.................................       47,388         55,105       144,776        167,889
                                                      ----------     ----------    ----------     ----------
GROSS PROFIT.......................................        8,826         10,656        26,407         30,569
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......        5,242          7,207        15,659         19,076
                                                      ----------     ----------    ----------     ----------
INCOME FROM OPERATIONS.............................        3,584          3,449        10,748         11,493
INTEREST EXPENSE, net..............................        3,146          3,423         9,238         10,095
OTHER EXPENSE (INCOME), net........................           (6)            51            (6)          (367)
FOREIGN CURRENCY TRANSLATION LOSS..................          918             --           918             --
                                                      ----------     ----------    ----------     ----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION AND
  EXTRAORDINARY ITEM...............................         (474)           (25)          598          1,765
PROVISION FOR INCOME TAXES.........................          490            238           939          1,271
                                                      ----------     ----------    ----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM............         (964)          (263)         (341)           494
EXTRAORDINARY ITEM, LOSS FROM EARLY EXTINGUISHMENT
  OF DEBT, net of income tax benefit of $997.......           --             --        (2,577)            --
                                                      ----------     ----------    ----------     ----------
NET INCOME (LOSS)..................................   $     (964)    $     (263)   $   (2,918)    $      494
                                                      ==========     ==========    ==========     ==========
ACCRETION OF PREFERRED STOCK.......................          (34)           (53)         (158)          (157)
PREFERRED STOCK DIVIDENDS..........................            1             (9)          (18)           (28)
                                                      ----------     ----------    ----------     ----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS.....................................   $     (997)    $     (325)   $   (3,094)    $      309
                                                      ==========     ==========    ==========     ==========
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment..........          189           (368)         (275)           291
                                                      ----------     ----------    ----------     ----------
COMPREHENSIVE INCOME (LOSS)........................   $     (775)    $     (631)   $   (3,193)    $      785
                                                      ==========     ==========    ==========     ==========
EARNINGS PER SHARE:
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..........   $    (0.28)    $    (0.08)   $    (0.10)    $     0.14
  INCOME (LOSS) FROM EXTRAORDINARY
    ITEM...........................................           --             --         (0.78)            --
                                                      ----------     ----------    ----------     ----------
NET INCOME (LOSS) PER SHARE:
  --Basic..........................................   $    (0.28)    $    (0.08)   $    (0.88)    $     0.14
  --Diluted........................................   $    (0.28)    $    (0.08)   $    (0.88)    $     0.14
                                                      ==========     ==========    ==========     ==========
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
  --Basic..........................................   $    (0.29)    $    (0.09)   $    (0.94)    $     0.09
  --Diluted........................................   $    (0.29)    $    (0.09)   $    (0.94)    $     0.09
                                                      ==========     ==========    ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  --Basic..........................................    3,383,924      3,441,983     3,296,389      3,444,914
  --Diluted........................................    3,383,924      3,441,983     3,296,389      3,583,414

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999
                                 (IN THOUSANDS)

                                                              SEPTEMBER 26,    OCTOBER 2,
                                                                   1998           1999
                                                              --------------   -----------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)...........................................      $(2,918)       $   494
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................        6,174          6,128
  Amortization of deferred financing costs..................          569            975
  Provision for doubtful accounts...........................          192            608
  Extraordinary item -- loss from early extinguishment of
    debt....................................................        3,574             --
  Deferred income taxes.....................................        1,262             --
  Change in operating assets and liabilities, net of effect
    of the acquisitions of Kolmar Group (1998) and Acupac
    and Bradcan Corporation (1999):
    Trade accounts receivable...............................          105         (7,175)
    Other receivable........................................          249           (429)
    Inventories.............................................       (2,305)        (7,423)
    Prepaid expenses and other current assets...............           --           (574)
    Other assets............................................          170           (176)
    Accounts payable........................................          209          2,092
    Accrued expenses and other liabilities..................          166         (3,768)
                                                                  -------        -------
        Net cash provided by (used in) operating
          activities........................................        7,447         (9,248)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................       (1,791)        (3,128)
Sale of property, plant and equipment.......................           31            262
Other.......................................................       (1,180)            --
Acquisition of Kolmar Group, net of cash acquired (1998) and acquisitions of Acupac and Bradcan, net of cash acquired
  (1999)....................................................      (76,630)       (10,530)
                                                                  -------        -------
        Net cash used in investing activities...............      (79,570)       (13,396)

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999
                                 (IN THOUSANDS)

                                                              SEPTEMBER 26,    OCTOBER 2,
                                                                   1998           1999
                                                              --------------   -----------
                                                                      (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing acquisition..............................     $(10,265)       $    --
Net (repayments) borrowing on revolving loans...............      (10,441)        15,591
Borrowing payable to former competitor......................          100             --
Repayment of debt due affiliate.............................       (2,332)            --
Repayments of long-term debt................................      (19,750)            --
Borrowing on senior subordinated notes......................      105,000             --
Borrowing on senior bridge loan.............................       70,000             --
Repayment of senior bridge loan.............................      (70,000)            --
Dividends on preferred stock................................          (18)           (28)
Repayment of senior subordinated debt.......................       (6,000)            --
Proceeds from issuance of common stock......................       21,108             --
Repurchase of management stock..............................           --           (124)
                                                                 --------        -------
        Net cash provided by financing activities...........       77,402         15,439
                                                                 --------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................            0             44
                                                                 --------        -------
NET INCREASE (DECREASE) IN CASH.............................        5,279         (7,161)
CASH, beginning of period...................................          338          8,747
                                                                 --------        -------
CASH, end of period.........................................     $  5,617        $ 1,586
                                                                 ========        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid year to date for:
        Interest............................................     $  6,741        $12,296
        Income taxes........................................     $    212        $ 1,015

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
  Accretion attributable to preferred stock.................     $    158        $   157
                                                                 ========        =======
The Company acquired all the capital stock of Kolmar Group
  (1998) and Acupac Packaging (1999) and certain assets of
  Bradcan Corporation (1999). In conjunction with the
  acquisitions, liabilities were assumed as follows:
      Fair value of assets acquired.........................     $ 63,358        $ 5,390
      Intangible assets acquired............................       51,277          8,506
      Cash paid for capital stock...........................      (77,951)        (9,733)
      Cash paid for assets..................................           --           (797)
                                                                 --------        -------
      Liabilities assumed...................................     $ 36,684        $ 3,366
                                                                 ========        =======

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999

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

    In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of October 2, 1999, the results of its operations for the three and nine month periods ended September 26, 1998 and October 2, 1999, and its cash flows for the nine month periods ended September 26, 1998 and October 2, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  NEW ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. The FASB amended this pronouncement in June 1999 to defer the effective date until the Company's fiscal year 2001. Management is currently evaluating the impact of the adoption of SFAS No. 133 on the consolidated financial statements.

3.  INVENTORIES

    Inventories consisted of the following at December 31, 1998 and October 2, 1999:

                                                        DECEMBER 31,    OCTOBER 2,
                                                            1998           1999
                                                        -------------   -----------
                                                              (IN THOUSANDS)
Raw materials.........................................     $22,700        $29,875
Work-in-process.......................................       4,235          5,241
Finished goods........................................       4,045          5,618
                                                           -------        -------
                                                            30,980         40,734
Less reserve for excess and obsolete inventories......      (3,537)        (3,550)
                                                           -------        -------
                                                           $27,443        $37,184
                                                           =======        =======

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

    ENVIRONMENTAL REGULATION AND COMPLIANCE--The Company's operations and properties are subject to environmental laws. Violations of environmental laws can result in civil or criminal penalties or in cease-and-desist or other orders against the Company. In addition, the Company may be required to spend

                        OUTSOURCING SERVICES GROUP, INC.

    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999

                                  (UNAUDITED)

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

    ASHC's operations are located within the boundaries of the Puente Valley Operable Unit (OU) of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASHC, the EPA identified ASHC as one of more than 500 potentially responsible parties (PRPs) for the contamination of Puente Valley OU. Subsequently, ASHC and 43 other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. The EPA has not determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASHC, the sellers (who currently own the property on which ASHC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for offsets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease offset rights, recent EPA cost estimates of the proposed cleanup alternatives, and certain preliminary estimates of ASHC's share of liability, the Company believes, although there can be no assurance, that ASHC's liability at this site will not be material. In addition, prior to the Company's acquisition of ASHC, the Los Angeles Regional Water Quality Control Board (RWQCB) requested that ASHC conduct certain soil and groundwater investigation and remediation on its property. ASHC has conducted the requested investigations and the RWQCB has approved ASHC's remediation plan. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

    In October 1995, a definitive order and claim was asserted and issued by the U.S. Environmental Protection Agency against the Company as potentially responsible for the remediation of a super fund site near Port Jervis, New York for the actual clean-up. The proceedings remain administrative only, and are not pending as litigation in any U.S. District Court. The Company reserved for any potential liability that may arise out of this claim and recorded insurance receivables relating to this claim which it believes are probable of recovery. At October 2, 1999, the Company had established accruals in the amount of $14,000,000 to cover various potential environmental liabilities. The Company had established a reserve of $8,000,000 for investigation and remediation costs at a site in New York where Kolmar has been identified by the EPA as a PRP. Remediation has begun, and the Company believes that the established accruals will be sufficient to fund Kolmar's liability for this site. At October 2, 1999, the Company had a long-term

                        OUTSOURCING SERVICES GROUP, INC.

    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999

                                  (UNAUDITED)

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

receivable totaling $7,750,000 for insurance recoveries or indemnification for this site which are probable of collection.

    Based on the advice of outside counsel, the Company also maintained an accrual of $5,250,000 as of October 2, 1999 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at October 2, 1999, of $750,000 for liability related to off-site waste disposal locations. Currently, the Company is aware of one such site at which it is likely to have future liability, and believes that the accrual is sufficient to fund such expected liabilities.

    While it is impossible at this time to determine with certainty the ultimate outcome of the environmental matters referred to above, management believes that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome, after provisions therefore, will not have a material adverse effect on the consolidated financial position of the Company. It is reasonably possible that changes in estimates of recorded obligations and related receivables may occur in the near term.

    Should any losses be sustained in connection with any of such environmental matters in excess of existing provisions, they will be charged to income in the future.

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

    In September 1999, the Company agreed in principle to a settlement of $1,000,000 with a customer for a product liability claim against its Piedmont Laboratories subsidiary which relates to actions taken prior to the acquisition of the subsidiary by the Company. The Company charged the settlement to operating expenses in the third quarter of 1999. Costs to defend this claim amounted to $566,000 in 1999 and were charged to operating expenses primarily in the first and second quarters of 1999.

5.  BUSINESS ACQUISITIONS

    In April 1999, a subsidiary of the Company (Kolmar Canada, Inc.) acquired certain of the operating assets of Bradcan Corporation for approximately $800,000. This acquisition was accounted for as a purchase.

    On June 2, 1999, the Company acquired all of the issued and outstanding capital stock of Acupac Packaging, Inc. ("Acupac"), for approximately $10.0 million. Acupac is primarily a provider of outsourced packaging services to the health and beauty aids, household and consumer product markets. This acquisition was accounted for as a purchase.

                        OUTSOURCING SERVICES GROUP, INC.

    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999

                                  (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION

    The payment obligations of the Company under the Senior Subordinated Notes (the "Notes") are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed consolidating balance sheets as of October 2, 1999 and the condensed consolidating statements of operations and cash flows for the nine month period ended October 2, 1999 of the Guarantors, representing Kolmar, ASC, Piedmont and Acupac and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the nine month period ended October 2, 1999.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 2, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                            COMBINED                                              CONSOLIDATED
                                           GUARANTORS   NONGUARANTORS     OSG      ELIMINATIONS      TOTAL
                                           ----------   -------------   --------   ------------   ------------
ASSETS:
Current Assets:
Cash, cash equivalents and short-term
  investments............................   $  1,311       $   524      $      1     $     --       $  1,836
Accounts receivable, net.................     35,812         5,212            --           --         41,024
Other receivables........................        945           373            27           --          1,345
Inventories..............................     33,152         4,032            --           --         37,184
Prepaid expenses and other current
  assets.................................      4,859           442           188           --          5,489
                                            --------       -------      --------     --------       --------
Total current assets.....................     76,079        10,583           216           --         86,878
Property and equipment, net..............     28,299         4,211            39           --         32,549
Goodwill, net............................     71,327         6,285            --           --         77,612
Intercompany receivable (payable)........     (4,068)       (5,181)        9,249           --             --
Investment in subsidiaries...............         --            --        81,299      (81,299)            --
Other long-term assets...................     12,463            40         6,639           --         19,142
                                            --------       -------      --------     --------       --------
Total Assets.............................   $184,100       $15,938      $ 97,442     $(81,299)      $216,181
                                            ========       =======      ========     ========       ========
LIABILITIES:
Current Liabilities:
Accounts payable.........................   $ 28,521       $ 2,686      $     --     $     --       $ 31,207
Other current liabilities................     14,121         1,184         1,068           --         16,373
                                            --------       -------      --------     --------       --------
Total current liabilities................     42,642         3,870         1,068           --         47,580
Long-term debt, less current portion.....     15,591            --       105,000           --        120,591
Other liabilities........................     17,466            --          (216)          --         17,250
Intercompany loan........................     32,661        10,884       (43,545)          --             --
Redeemable preferred stock...............         --            --         4,626           --          4,626
Stockholders' equity.....................     75,740         1,184        30,509      (81,299)        26,134
                                            --------       -------      --------     --------       --------
Total Liabilities, Redeemable
  Preferred Stock and Stockholders'
  Equity.................................   $184,100       $15,938      $ 97,442     $(81,299)      $216,181
                                            ========       =======      ========     ========       ========

                        OUTSOURCING SERVICES GROUP, INC.

    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999

                                  (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE NINE MONTH PERIOD ENDED OCTOBER 2, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                        COMBINED                                              CONSOLIDATED
                                       GUARANTORS   NONGUARANTORS     OSG      ELIMINATIONS      TOTAL
                                       ----------   -------------   --------   ------------   ------------
Net revenues.........................   $181,735       $17,524      $    --       $(801)        $198,458
Cost of goods sold...................    154,091        14,599           --        (801)         167,889
                                        --------       -------      -------       -----         --------
Gross profit.........................     27,644         2,925           --          --           30,569
Selling, general and administrative
  expenses...........................     22,785         1,735       (5,444)         --           19,076
                                        --------       -------      -------       -----         --------
Income from operations...............      4,859         1,190        5,444          --           11,493
Interest expense, net................      3,792           661        5,642          --           10,095
Other expense (income), net..........         --          (367)          --          --             (367)
                                        --------       -------      -------       -----         --------
Income (loss) before provision for
  income taxes.......................      1,067           896         (198)         --            1,765
Provision (benefit) for income
  taxes..............................      1,300           150         (179)         --            1,271
                                        --------       -------      -------       -----         --------
Net income (loss)....................   $   (233)      $   746      $   (19)      $  --         $    494
                                        ========       =======      =======       =====         ========

                        OUTSOURCING SERVICES GROUP, INC.

    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999

                                  (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                FOR THE NINE MONTH PERIOD ENDED OCTOBER 2, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                              CONSOLIDATED
                                       GUARANTORS   NONGUARANTORS     OSG      ELIMINATIONS      TOTAL
                                       ----------   -------------   --------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)....................   $   (233)      $   746      $   (19)     $     --        $   494
Total adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating
  activities.........................    (11,733)        1,781       (9,865)       10,075         (9,742)
                                        --------       -------      -------      --------        -------
Net cash provided by (used in)
  operating activities...............    (11,966)        2,527       (9,884)       10,075         (9,248)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.................     (2,390)         (699)         (39)           --         (3,128)
Acquisition of Acupac Packaging, net
  of cash............................     (9,733)           --           --            --         (9,733)
Acquisition of Bradcan Corporation...         --          (797)          --            --           (797)
Sales of property, plant or
  equipment, net.....................         79           183           --            --            262
                                        --------       -------      -------      --------        -------
Net cash used in investing
  activities.........................    (12,044)       (1,313)         (39)           --        (13,396)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on revolving loans.....     15,591            --           --            --         15,591
Payment of dividends.................         --            --          (28)           --            (28)
Repurchase of management stock.......         --            --         (124)           --           (124)
Repayment (borrowing) of debt due
  affiliate..........................        912          (912)      10,075       (10,075)            --
                                        --------       -------      -------      --------        -------
Net cash provided by (used in)
  financing activities...............     16,503          (912)       9,923       (10,075)        15,439
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH...............................         --            44           --            --             44
                                        --------       -------      -------      --------        -------
NET INCREASE (DECREASE) IN CASH......     (7,507)          346           --            --         (7,161)
CASH, beginning of period............      8,568           178            1            --          8,747
                                        --------       -------      -------      --------        -------
CASH, end of period..................   $  1,061       $   524      $     1      $     --        $ 1,586
                                        ========       =======      =======      ========        =======

                        OUTSOURCING SERVICES GROUP, INC.

    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999

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

    Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the nine and three month periods ended October 2, 1999, are as follows:

                                                                   NINE MONTH PERIOD
                                                  ----------------------------------------------------
                                                   UNITED
                                                   STATES     MEXICO     CANADA     OTHER      TOTAL
                                                  --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Net revenues....................................  $180,934    $7,867     $9,657     $   --    $198,458
Income from operations..........................    10,303       694        417         79      11,493
Identifiable assets.............................   200,243     4,622     10,838        478     216,181
Depreciation and amortization...................     5,640       193        253         42       6,128

                                                                   THREE MONTH PERIOD
                                                  ----------------------------------------------------
                                                   UNITED
                                                   STATES     MEXICO     CANADA     OTHER      TOTAL
                                                  --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Net revenues....................................  $ 58,409    $2,948     $4,404     $   --    $ 65,761
Income from operations..........................     2,868       422        136         23       3,449
Identifiable assets.............................   200,243     4,622     10,838        478     216,181
Depreciation and amortization...................     1,940        71         94         33       2,138

                        OUTSOURCING SERVICES GROUP, INC.

    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999

                                  (UNAUDITED)

7. BUSINESS SEGMENT INFORMATION (CONTINUED)

    Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the nine and three month periods ended September 26, 1998, are as follows:

                                                                   NINE MONTH PERIOD
                                                  ----------------------------------------------------
                                                   UNITED
                                                   STATES     MEXICO     CANADA     OTHER      TOTAL
                                                  --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Net revenues....................................  $156,298    $4,798     $6,435     $3,652    $171,183
Income from operations..........................    10,636       466        329       (683)     10,748
Identifiable assets.............................   183,276      (226)    11,183        958     195,191
Depreciation and amortization...................     5,747       212         80        135       6,174

                                                                   THREE MONTH PERIOD
                                                  ----------------------------------------------------
                                                   UNITED
                                                   STATES     MEXICO     CANADA     OTHER      TOTAL
                                                  --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Net revenues....................................  $ 50,386    $1,728     $2,963     $1,137    $ 56,214
Income from operations..........................     3,438       238        168       (260)      3,584
Identifiable assets.............................   183,276      (226)    11,183        958     195,191
Depreciation and amortization...................     1,944        68         26         50       2,088

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

RESULTS OF OPERATIONS

For the nine and three month periods ended October 2, 1999 compared to the nine and three month periods ended September 26, 1998.

    NET REVENUES. Revenues of $198.5 and $65.8 million for the nine month and three month periods ended October 2, 1999 increased by approximately $27.3 million (16%) and $9.5 million (17%), respectively, from the prior 1998 periods. The increases for the nine and three month periods are primarily attributable to the acquisition of Acupac Packaging and the increase in new contracts for the color cosmetic production and services.

    COST OF GOODS SOLD. Cost of goods sold of $167.9 and $55.1 million for the nine and three month periods ended October 2, 1999, increased by approximately $23.1 million (16%) and $7.7 million (16%), respectively, from the prior 1998 periods. Total cost of goods sold, as a percentage of sales, was 85% for the nine month periods and 84% for the three month periods ended October 2, 1999 and September 26, 1998. The increase was primarily due to the acquisition of Acupac Packaging and the increase in new color cosmetic production contracts.

    SG&A EXPENSES. Selling, general and administrative expenses ("SG&A") of $19.1 million and $7.2 million for the nine and three month periods ended October 2, 1999, increased by approximately $3.4 million (21.8%) and $2.0 million (37.5%), respectively, from the prior 1998 periods. The increase for the nine and three month periods was primarily attributable to the product liability claim settlement and related defense costs and additional selling, marketing and administrative infrastructure expenses. For the nine months ended October 2, 1999, as a percentage of net revenues, SG&A increased to 9.6% from 9.1% for the same period in 1998. For the three months ended October 2, 1999, SG&A, as a percentage of sales, increased to 11.0% from 9.3% for the same period in 1998. Excluding the product liability claim settlement and related defense costs, SG&A increased by $1.8 million (11.8%) and $0.9 million (17.6%) for the nine and three month periods ended October 2, 1999, respectively, and SG&A, as a percentage of net revenues, was 8.8% and 9.4% for the nine and three month periods ended October 2, 1999, respectively.

    INTEREST EXPENSE. Interest expense of $10.1 million and $3.4 million for the nine and three month periods ended October 2, 1999, increased by approximately $0.9 million (9.3%) and $0.3 million (8.8%), respectively, from the prior 1998 periods. The increase in interest expense was primarily attributable to the Company borrowing under the available credit facilities for the financing of the acquisition of all of the outstanding capital stock of Acupac Packaging, Inc.

    ADJUSTED EBITDA. Adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of foreign currency translation loss of $0.9 million associated with the Company's Mexican operations which are deemed to be operating in a highly inflationary environment for the nine months ended September 26, 1998 and (ii) the product liability claim settlement and associated costs of defense of $1.6 million for the nine months ended October 2, 1999. Adjusted EBITDA increased $2.3 million or 13% to $19.2 million for the nine month period ended October 2, 1999 compared to the same period in 1998. Adjusted EBITDA increased $1.0 million or 17% to $6.6 million for the three month period ended October 2, 1999 compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 2, 1999, OSG had cash and cash equivalents of $1.8 million, working capital of $39.3 million and long-term debt of $120.6 million. The primary sources of cash were from financing activities. Cash used in operations was $9.2 million for the nine month period ended October 2, 1999. Cash provided by operations was $7.4 million for the nine month period ended September 26, 1998. Principal uses of cash were for acquisitions, capital expenditures, and interest payments. During the nine month period ended October 2, 1999, the Company borrowed $15.6 million under the working capital facilities.

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

CERTAIN TRENDS AND UNCERTAINTIES

    Historically, the Company has grown its business through acquisitions and investments in its operations. The Company intends to continue during 1999 to make significant investments in the growth of its business and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with any certainty. The Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its product lines and services, and continued investment in its marketing and sales capabilities and product development will enhance its opportunities for long-term growth and profitability.

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

    As of October 2, 1999, the inventory, assigning of priorities and assessing Year 2000 compliance of material items phases of each section of the Project had been completed. The Company is in the process of repairing and replacing material items that are not Year 2000 compliant. The Company is also designing and implementing contingency plans.

    The infrastructure section consists of hardware and operating software other than applications software. This section is on schedule to be completed by the year 2000, and as of October 2, 1999, approximately 100% of the activities related to this section had been completed. The Company's manufacturing facilities located in Port Jervis, Mexico, and Corona are fully Year 2000 compliant.

    The applications software section consists of inventory, financial and other similar software. This section is in the process of converting applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that this category was approximately 70% completed as of October 2, 1999, and will be completed by the Year 2000.

    Approximately 85% of the Company's hardware and software critical to the continuance of its business was Year 2000 compliant as of October 2, 1999. The Company estimates that it will be fully Year 2000 compliant by the fourth quarter of 1999.

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

    Failure of the Company's third-party suppliers and customers to address their Year 2000 issues may jeopardize the Company's operations, but the seriousness of this risk depends on the nature and duration of the failures. The most serious impact on the Company's operations from vendors would result if basic services such as telecommunications, electric power, and services provided by other financial institutions and governmental agencies were disrupted. The Company is unable to estimate the likelihood of significant disruptions among its basic infrastructure suppliers. In view of the unknown probability of occurrence and impact on operations, the Company considers the loss of basic infrastructure services to be the most reasonably likely worst case Year 2000 scenario.

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

    COSTS

    In the nine month period ended October 2, 1999, the Company's total expenditures on Year 2000 compliance was $41,000. Plans are in place to bring all of the Company's systems into compliance by December 31, 1999, with a total cost estimated to be in the range of $200,000-$300,000. Management believes that the costs of the Year 2000 project will not have a material effect on its results of operations, financial condition or cash flows. The Company is funding the costs of the Year 2000 project with normal operating cash and is staffing it with external resources as well as internal staff redeployed from less time-sensitive assignments. Estimated total costs could change further as analysis continues.

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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index

         ITEM
         NUMBER                     EXHIBIT                                           PAGE
         ---------------------      -------                                           ----
          11.                       Statement of computation of basic
                                      and diluted net income per share                22

          27.                       Financial data schedule                           Filed electronically

(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OUTSOURCING SERVICES GROUP, INC.


                              /S/ CHRISTOPHER DENNEY
                              -------------------------------------------
                              Christopher Denney
                              Chief Executive Officer, President
                              and Director (Principal Executive Officer)
Dated: November 3, 1999

                              /S/ PERRY MORGAN
                              -------------------------------------------
                              Perry Morgan
                              Chief Financial Officer, Vice President
                              and Secretary
                              (Principal Financial and
                              Accounting Officer)
Dated: November 3, 1999

                        OUTSOURCING SERVICES GROUP, INC.
                 STATEMENT OF COMPUTATION OF BASIC AND DILUTED
                          NET INCOME (LOSS) PER SHARE
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Exhibit 11.

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                              --------------------------   --------------------------
                                              SEPTEMBER 26,   OCTOBER 2,   SEPTEMBER 26,   OCTOBER 2,
                                                  1998           1999          1998           1999
                                              -------------   ----------   -------------   ----------
BASIC INCOME (LOSS) PER SHARE:
  Net income (loss) attributable to common
    stockholders............................   $     (997)    $     (325)    $   (3,094)   $      309
                                               ==========     ==========     ==========    ==========
  Weighted average number of outstanding
    common shares...........................    3,383,924      3,441,983      3,296,389     3,444,914
                                               ==========     ==========     ==========    ==========
  Basic income (loss) per share.............   $    (0.29)    $    (0.09)    $    (0.94)   $     0.09
                                               ==========     ==========     ==========    ==========
DILUTED INCOME (LOSS) PER SHARE:
  Net income attributable to common
    stockholders............................   $     (997)    $     (325)    $   (3,094)   $      309
                                               ==========     ==========     ==========    ==========
  Weighted average number of outstanding
    common shares assuming full dilution....    3,383,924      3,441,983      3,296,389     3,583,414
                                               ==========     ==========     ==========    ==========
  Diluted income (loss) per share...........   $    (0.29)    $    (0.09)    $    (0.94)   $     0.09
                                               ==========     ==========     ==========    ==========