Form 10-K405
period 1999-12-31
OUTSOURCING SERVICES GROUP INC
filed 2000-03-31
CIK 1054211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999    COMMISSION FILE NUMBER: 333-57209

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on March 15, 2000: 3,441,983 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        OUTSOURCING SERVICES GROUP, INC.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I

ITEM 1.                 BUSINESS....................................................      4
ITEM 2.                 PROPERTIES..................................................     12
ITEM 3.                 LEGAL PROCEEDINGS...........................................     13
ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     14

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS.......................................     14
ITEM 6.                 SELECTED FINANCIAL DATA.....................................     15
ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.................................     18
ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK......................................................     23
ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     23
ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE..................................     23

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     24
ITEM 11.                EXECUTIVE COMPENSATION......................................     27
ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT................................................     29
ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     31

PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                          8-K.......................................................     35

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

    Unless the context otherwise requires, the terms "Company" and "OSG" refer to Outsourcing Services Group, Inc., a Delaware corporation, and, as applicable, its direct and indirect subsidiaries, Aerosol Services Company, Inc. ("ASC"), Piedmont Laboratories, Inc. ("Piedmont"), Kolmar Laboratories, Inc. ("Kolmar") and Acupac Packaging, Inc. ("Acupac"). References to the "Kolmar Group" include Kolmar, Kolmar's wholly-owned subsidiaries, Kolmar de Mexico, S.A. de CV, Kolmar (Aust.) Pty Limited and Kolmar Canada Inc. ("Kolmar Canada"). Unless the context otherwise requires, references to Kolmar include references to the Kolmar Group.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Company is a holding company that currently owns and operates five wholly-owned subsidiaries: Piedmont, ASC, Kolmar, Acupac, Precision Packaging Services, Inc. ("Precision"). Located in Gainesville, Georgia, Piedmont was founded in 1985 by Samuel D. Garretson, a director of the Company. The Company acquired Piedmont on September 30, 1996 for $14.1 million. Located in the City of Industry, California, ASC was founded in 1966 by Walter K. Lim, OSG's Chairman. An affiliate of the Company acquired ASC on February 14, 1994 for $35.0 million. The affiliate was subsequently merged with the Company on June 30, 1997. Kolmar was founded in 1921 and was acquired in 1991 by CCL Industries Inc. ("CCL"), a publicly held Canadian contract packaging and manufacturing company. Kolmar's main manufacturing facility is located in Port Jervis, New York, and other smaller manufacturing facilities are located in California, Pennsylvania, Canada and Mexico. Effective January 1, 1998, OSG acquired from CCL and its wholly-owned indirect subsidiary, CCL Industries Corporation ("CCL Industries"), all of the outstanding shares of Kolmar and the net assets of Kolmar Canada (the "Kolmar Acquisition"). The purchase price for the Kolmar Acquisition was $78.0 million, subject to certain post-closing adjustments. In April 1999, Kolmar Canada acquired certain of the operating assets of Bradcan Corporation ("Bradcan") for approximately $800,000. The Company acquired all of the issued and outstanding common stock of Acupac on June 2, 1999 for approximately $10 million. Located in Mahwah, New Jersey, Acupac was founded by Walter Klauser and Kenneth A. Beck in 1983. On
February 29, 2000, pursuant to a stock purchase agreement dated February 29, 2000, the Company acquired all the issued and outstanding stock of Precision Packaging and Services, Inc., ("Precision") an Ohio corporation, for approximately $42.1 million. See "Item 13."

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--SUBSEQUENT EVENTS

    The Company is a leading provider of outsourced manufacturing and packaging services to the North American health and beauty aid market. Over 75% of the Company's revenues are derived from the manufacturing and packaging of health and beauty aid products, including lipstick, face powder, eye shadow, mascara, nail enamel, skin care cream and lotion, hair spray and gel, shampoo and shaving cream and gel. Other products manufactured and packaged by the Company include household and automotive products such as lubricant, household cleaners and charcoal lighter fluid. OSG offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling and packaging. It also provides ancillary services such as materials procurement, warehousing and distribution of finished goods. The Company has developed hundreds of proprietary products that have been placed into distribution by its customers in national and international consumer markets. Management estimates that a majority of the Company's revenues are derived from products that OSG has formulated. The Company has nine manufacturing facilities strategically located in the United States, Canada and Mexico. Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America. The Company had net revenues of $77.8 million, $220.6 million and $257.0 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company had net losses of $0.7 million, $5.3 million and $0.3 million for the years ended December 31, 1997, 1998 and 1999, respectively.

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

PRODUCT INFORMATION

    The Company specializes in the manufacturing and packaging of color cosmetic, aerosol, cream, lotion and liquid products:

    AEROSOL PRODUCTS. Aerosol products include a broad range of products such as hair spray, shaving cream and gel, lubricant, non-stick cooking spray and household cleaning products. The aerosol system is one of the most effective forms of delivering products in a cost-effective manner, while providing dosage control, sanitary use and convenience. The aerosol products market has undergone significant change as certain states have enacted regulations requiring reduced Volatile Organic Chemicals ("VOC") emissions, resulting in the reformulation of aerosol products to meet these new standards. The Company has reformulated over 100 products in response to legislative changes. Not only must packagers of aerosol products obtain government permits, but the packaging process also requires specialized equipment and expertise. Management believes that the Company is the second largest independent aerosol contract manufacturer and packager in North America, the largest in shaving creams and gels and the largest in high-end salon aerosol hair care products, on the basis of sales. For the year ended December 31, 1999, OSG's net revenues from aerosol products were $103.6 million, representing approximately 40.3% of net revenues.

    CREAM, LOTION AND LIQUID PRODUCTS. Creams and lotions consist of skin care products such as facial preparations, hand and body care products, sun care and anti-aging products. The Company began emphasizing skin care products in 1994 after recognizing the growth potential of this market. Other liquid products manufactured and packaged by OSG include shampoo, conditioner, fragrance, pump hair spray and gel and non-aerosol deodorant, as well as products for the household and automotive markets such as lighter fluid, lubricant and cleaning products. For the year ended December 31, 1999, OSG's net revenues from cream, lotion and liquid products were $65.5 million, representing approximately 25.5% of net revenues.

    COLOR COSMETIC PRODUCTS. Color cosmetic products include lipstick, face powder, eye shadow, mascara and nail enamel. The Company manufactures and packages color cosmetics for the entire range of cosmetic market sectors from budget to high-end. In order to respond to and drive fashion trends, marketers continually change their product offerings. By offering product conceptualization and formulation expertise and manufacturing flexibility, the Company helps its customers remain current with market trends. Management believes that the Company is the largest independent contract manufacturer of color cosmetics in North America, on the basis of sales. For the year ended December 31, 1999, OSG's net revenues from color cosmetic products were $78.7 million, representing approximately 30.6% of net revenues.

    PACKAGING SERVICES. Packaging services (Acupac) is primarily a provider of outsourced packaging services to the health and beauty aids, household and consumer products markets. For the year ended December 31, 1999, OSG's net revenues from packaging services were $9.2 million, representing 3.6% of net revenues.

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

    EMPLOYEE HEALTH AND SAFETY REGULATIONS. The Company's operations are subject to a variety of workers' safety laws. The United States Occupational Safety and Health Act of 1970 ("OSHA") and analogous laws mandate general requirements for safe workplaces for all employees. The Company believes that its operations are in material compliance with applicable employee health and safety laws.

    STATE AND FEDERAL REGULATION. The Company's manufacturing and packaging of both over-the-counter pharmaceuticals, which accounts for a small percentage of revenues, and cosmetics are subject to regulation by the U.S Food and Drug Administration and by various state agencies, especially the California Department of Health Services. Any failure by the Company to remain in compliance with the regulations promulgated by these agencies could have a material adverse effect on the Company's business.

    The Company must also adhere to state and federal regulations governing "good manufacturing practices," including testing, quality control, manufacturing, inspection, and documentation requirements for certain products. Although the Company has had no difficulty in complying with these regulations to date, if violations of such regulations are noted during inspections of the Company's manufacturing facilities, the Company may be required or may elect to cease manufacturing and packaging at the facility in violation, pending resolution of the violation. In these circumstances, the Company may also be required or may elect to recall products that were manufactured under improper conditions. Although the Company has had no difficulty in complying with these regulations to date, there can be no assurance that any future federal or state regulation will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

PRODUCT LIABILITY

    The sale of any product can expose the seller of such product to product liability claims. The Company manufactures products principally for marketers who sell such products to the public. However, there can be no assurance that the Company will not be named in a product liability lawsuit involving a product it produces. Although no material product liability claims have been asserted against the Company to date, there can be no assurance that such claims will not arise in the future. The Company maintains product liability insurance which provides coverage in the amount of $52 million per occurrence and $55 million in the aggregate for all claims arising in a policy year. A product liability claim that results in a judgment or settlement in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

INTERNATIONAL MARKETS

    As a result of increased international demand for cosmetic products, global cosmetic companies have started to expand into markets such as Eastern Europe, Latin America and the Asia-Pacific region. The Company intends to capitalize on this trend by increasing its export sales and selectively entering into joint ventures and licensing agreements. The Company currently has licensing agreements, which allow licensees to utilize Kolmar's manufacturing processes and tradename in Australia, Japan, Korea, Thailand and Poland. In addition, the Company plans to continue to develop its own "control" brands; brands for which the Company owns the formulas and manufactures and packages the products to its own specifications, leaving the marketing, promotion and distribution to its customers. The Company has initiated new programs to aggressively attract international customers through Kolmar which operates plants in Mexico and Canada. The Company maintains a sales office in the United Kingdom that it opened in 1998.

    To date, OSG has developed two control brands which are manufactured at its Mexico facility--"Veronique," which is primarily exported to Russia, and "Maria," a brand targeted at the Latin American market. The Company has developed hundreds of proprietary products that have been placed into distribution by its customers in national and international consumer markets. Many of the Company's national customers also have an international presence.

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

SALES & MARKETING

    The Company has 18 full-time sales representatives located at the Company's various manufacturing facilities. The Company's sales efforts are supported by 26 in-house customer service representatives who are responsible for timely delivery of products and services. The Company has centralized the management of its sales efforts to improve its communications with customers, to cross-sell its services to customers, and to ensure uniform pricing and sales strategies. Coordination of these efforts occurs at both the national level and local facility level. Marketing includes a small group specifically focused on promoting innovation within OSG and to its customers. This innovation group is responsible for increasing customer demand for OSG products by following market trends, suggesting new product ideas and promoting the Company through customer presentations, advertising and trade shows. Other members of the sales and management staff continue to be located at each plant in order to maintain close ties with local customers and the production side of the business. The centralized sales effort will enable the Company to serve national accounts more effectively and to pursue customers located outside the local marketing reach of each individual plant.

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

CUSTOMERS

    The Company's customers include over 450 companies that market branded and/or private label consumer products in the health and beauty aid, household and automotive markets. Customers include Neutrogena, Sebastian
International, Inc. ("Sebastian") and WD-40 Co. ("WD-40"), as well as other nationally branded marketers and numerous regional or niche marketers. On average, the Company's top ten customers have been with the Company and its predecessors for 18 years. The Company believes that its ability to develop long-term relationships is due to its product formulation expertise, manufacturing reliability, consistent product quality and timely delivery. Many of OSG's customers lack in-house manufacturing capabilities and outsource their manufacturing and packaging requirements in order to focus on marketing. Management estimates that a majority of the Company's revenues are derived from customers that do not have in-house manufacturing capabilities for the products OSG manufactures. Companies with the necessary in-house manufacturing capabilities utilize the Company's services for new product launches, lower volume brands and to supplement internal capacity.

    A small number of customers account for a significant portion of the Company's sales. For the year ended December 31, 1999, Neutrogena, Sebastian and WD-40 accounted for 12.6% 11.6% and 7.5%, respectively, of the Company's revenues during this period. The Company currently sells most of its products to customers pursuant to individually negotiated purchase orders. The Company generally does not enter into long-term contracts with its customers, and, therefore, such customers are not obligated to purchase products from the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. For the year ended December 31, 1999, approximately 52.9% of the Company's net revenues were derived from sales to its top ten customers. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's services, continue with a particular product line which requires services which the Company offers or contract for the Company's services in connection with any new or successor product lines. The loss of any of the Company's major customers or a significant decrease in demand for certain products sold by such major customers, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

    The Company's competitive position could be adversely affected by any significant consolidation of companies operating in the health and beauty aid, household and automotive products markets, and from marketers with in-house manufacturing capabilities. In certain instances, the Company's customers that have in-house manufacturing capabilities have increased their own in-house manufacturing operations. Any significant increase in in-house manufacturing by the Company's customers could adversely affect the Company's business, results of operations or financial condition. OSG's main competitors in the color cosmetic, aerosol, cream, lotion and liquid product market sectors include Intercos Italia Spa, Davlyn Industries Inc., CCL, Accra-Pac Group, Bocchi Laboratories, Inc., Cosmetic Essence Inc., Shield Packaging Co., Fluid Packaging Co., Inc., San-Mar Laboratories, Packaging Advantage Corporation and Alberto-

Culver (Cosmetic Labs). Management believes that few competitors offer the scale, expertise, reputation and range of services that the Company provides.

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

    The Company's raw materials and packaging supplies are readily available from multiple suppliers, and the Company is not dependent on any one supplier for any of its raw materials and packaging supplies. No single supplier accounted for more than ten percent (10%) of the Company's total purchases in 1999.

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

    Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Caroll & Dubies site, the remediation work was completed during 1999 and the final post-remediation facility inspection was completed in December 1999. To date $6.7 million of clean-up costs were incurred and funded through insurance. Post-remediation monitoring, expected to cost $350,000 will commence in year 2000. The entire project has been, and will continue to be, fully indemnified by CCL. In addition, another site formerly operated by a Kolmar affiliate is currently undergoing remediation under the direction of a state agency. See "Item 3." Legal Proceedings and "Note 13." Commitments and Contingencies. Based on currently available information concerning the estimated remediation costs and the responsibility of other parties for contamination at these sites, as well as the insurance coverage and the indemnity for these matters from CCL, the Company does not believe that Kolmar's related liability will have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. There can be no assurance, however, that these matters will not have such an effect, or that the Company will not incur liability at additional sites in the future.

    Piedmont's owned facility in Gainesville, Georgia is listed on the State of Georgia's Hazardous Site Inventory ("HSI") of environmentally impacted sites due to the detection of chlorinated solvents in the groundwater beneath the facility. The Company is currently performing voluntary groundwater remediation. The former owners of Piedmont have provided a partial indemnity for remediation costs incurred at the facility. Based on this indemnity and the Company's current estimates of reasonably possible remediation costs, the Company believes that its liability for this site will not have a material adverse effect on the Company.

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

EMPLOYEES

    As of December 31, 1999, OSG employed 2,268 persons, of which 372 were salaried and involved in executive, sales, marketing and administrative activities and 1,896 were compensated on an hourly basis. In addition, the Company utilizes local labor contract suppliers to provide a significant portion of its production labor force. The Company is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern such matters as minimum wage requirements, overtime and working conditions. A large number of the Company's employees, including those provided by local labor contractors, are paid at or just above the federal minimum wage level and, accordingly, changes in these laws, regulations or ordinances could have a material adverse effect on the Company by increasing the Company's labor costs.

    None of OSG's employees in the United States belong to a union and 257 of OSG's employees in Mexico belong to a union. The Mexico union contract expires in November 2000. The Company has not experienced a significant work stoppage with its employees, nor does management anticipate any stoppage in the future. Management believes that its employee and union relationships are good. The Company has employment agreements with certain key personnel.

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

FOREIGN OPERATIONS AND EXPORT SALES

    Portions of the Company's manufacturing operations are conducted by its wholly-owned subsidiaries, Kolmar Mexico S.A. de C.V. and Kolmar Canada, which are located in Mexico and Canada, respectively. Accordingly, manufacturing, operations and sales in those countries, particularly in Mexico, may be affected by economic and political conditions in those countries. The Company's business is also dependent to some extent on trading relationships between Mexico and Canada and with other countries. Certain of the Company's products incorporate components imported into Mexico and Canada from the United States and other countries and many of the products are subsequently sold outside of Mexico and Canada. Accordingly, the Company's operations in Mexico and Canada would be adversely affected if major hostilities involving these foreign operations should occur or if trade between these countries and their current trading partners were interrupted or curtailed. To date, these type of adverse conditions have not occurred and have not had a material adverse impact on the financial condition or operations of the Company, although there can be no assurance that such events will not have an impact in the future.

    Refer to Notes 14 and 16 of the Notes to the Company's consolidated financial statements beginning on page F-1 of this Form 10-K (the "Consolidated Financial Statements") for certain financial information regarding the Company's domestic and foreign operations.

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

ITEM 2. PROPERTIES

    The following table sets forth information with respect to OSG's facilities and the products manufactured at such facilities.

                                               APPROXIMATE
FACILITY                                      SQ. FT. (000S)         MARKET SECTORS(1)         OWNERSHIP(2)
--------                                      --------------   -----------------------------   ------------
MANUFACTURING
City of Industry, CA........................        60             aerosols and liquids        Leased
Gainesville, GA (3).........................        98             aerosols and liquids        Owned
Port Jervis, NY.............................       264             cosmetics and liquids       Owned
Corona, CA..................................       112             cosmetics and liquids       Leased
East Stroudsburg, PA........................        30             cosmetics and liquids       Owned
Monroe, OH (5)..............................       176         liquids and packaging service   Owned
Barrie, Ontario.............................       120             cosmetics and liquids       Owned
Tlalnepantla, Mexico........................       111             cosmetics and liquids       Owned
Mahwah, NJ..................................        30              packaging services         Leased
Hornsby, Australia (4)......................        82                                         Owned
WAREHOUSING
City of Industry (3)........................       122             aerosols and liquids        Leased
Gainesville, GA (3).........................       146             aerosols and liquids        Leased
Port Jervis, NY.............................        34             cosmetics and liquids       Leased
Cuautitlan, Mexico (3)......................        58             cosmetics and liquids       Owned
Mahwah, NJ..................................        43              packaging services         Leased
Barrie, Ontario.............................         6             cosmetics and liquids       Leased
Monroe, OH (5)..............................        10         liquids and packaging service   Leased
ADMINISTRATIVE AND SALES OFFICE
New York, NY................................         5                                         Leased

--------------------------

(1) Liquids include cream, lotion and liquid products.

(2) Leased facilities have terms expiring from 2001-2012.

(3) Consists of multiple facilities.

(4) On October 30, 1998, the Company sold the operating assets and liabilities of its Hornsby, Australia facility, excluding certain real estate. In conjunction with this sale, the Company leased to a third party the real estate that it retained

(5) Acquired February 29, 2000 in conjunction with acquisition of Precision. See "Item 13." Certain Relationships and Related Transactions--Subsequent Events.

    In addition to the above, the Company leases office space in London, UK, which management does not believe is material to the Company's business.

    The Company believes that its facilities are suitable and adequate for their intended purposes and have adequate production capacity to carry on OSG's business as currently contemplated.

    Refer to Notes 11 and 13 to the Notes to the Consolidated Financial Statements regarding certain leases that the Company has entered into with affiliates.

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

    In November 1999, the Company paid a settlement of $1,000,000 with a customer for a product liability claim against its Piedmont subsidiary which relates to actions taken prior to the acquisition of the subsidiary by the Company. The Company charged the settlement to operating expenses in the third quarter of 1999. Costs to defend this claim amounted to $1,362,000 in 1999 and $362,000 in 1998 and they were charged to operating expenses primarily in the first and second quarters of 1999. Also in 1999, the Company recorded a $1,000,000 receivable on Piedmont for indemnification from its previous ownership.

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

    At December 31, 1999, the Company had established accruals in the amount of $6,350,000 to cover various potential environmental liabilities. The Company has established a reserve of $350,000 for post-remediation work at the Carroll & Dubies site. At December 31, 1999, the Company had a long-term receivable totaling $350,000 for insurance recoveries or indemnification proceeds related to this site which are probable of collection. Based on the advice of outside counsel, the Company maintained an accrual of $5,250,000 as of December 31, 1999 for a site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights related to this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site. In addition, the Company maintained an accrual at December 31, 1999, of $750,000 for liability related to off-site waste disposal locations. See "Item 1." Business--Environmental Compliance.

    While it is impossible at this time to determine with certainty the ultimate outcome of the environmental matters referred to above, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefore, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is reasonably possible that changes in estimates of recorded obligations and related receivables may occur in the near term.

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

    The number of shareholders of record of the Company on March 15, 2000 was 36.

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

ASC INVESTMENT PARTNERS, L.P.

    ASC Investment Partners, L.P. ("ASCIP") was formed on February 3, 1994 as a Delaware limited partnership pursuant to an Agreement of Limited Partnership which was amended on March 27, 1996. ASCIP acquired 100,000 shares of ASHC's common stock in ASHC's acquisition of ASC, which shares were exchanged for 75,648 shares of Common Stock in the Merger; both transactions were on the same terms as those terms for other stockholders. John H. Morris and Michael S. Gordon, directors of the Company, and Bruce N. Lipian, are stockholders, officers and directors of ASCIP's general partner and indirectly exercise voting and investment power over the shares held by ASCIP. Each of Drew H. Adams and Frank Edelstein, directors of the Company, or their affiliates, are limited partners of ASCIP and do not exercise voting or investment power over the shares held by ASCIP.

MANAGEMENT PRIVATE PLACEMENT

    On September 10, 1998, the Company sold, by way of a private placement, 95,000 shares of its Common Stock to certain of its and its subsidiaries' managers, including John G. Hewson, Joseph W. Sortais, Christopher Denney and Dennis M. Nolan at a purchase price of $10.00 per share. In most cases, the Company financed up to 80% (except for Dennis M. Nolan, for whom the Company financed 100%) of the aggregate purchase price of each manager's subscription. In each such case, the respective manager executed a promissory note and pledged all of his or her shares to the Company to secure his or her obligation under the promissory note. The Common Stock sold to management was not registered under the Securities Act of 1933. Joseph W. Sortais purchased less than $60,000 worth of Common Stock, 80% of which purchase was financed by the Company. Christopher Denney, John G. Hewson and Dennis M. Nolan purchased 20,000, 10,000 and 10,000, shares of Common Stock, respectively, and the Company loaned to these individuals $160,000, $80,000 and $100,000, respectively, to finance the purchase of such stock. As of December 31, 1999, Christopher Denney, John G. Hewson and Dennis M. Nolan owed $160,000, $80,000 and $100,000 to the Company for such purchases. Indebtedness under the promissory notes (i) bears interest at the rate of 8.0% per annum, payable on the first business day of each month commencing September 1, 1998 and (ii) is due in full upon the earlier to occur of (a) the date on which the borrowers' shares of Common Stock are repurchased by the Company and (b) December 31, 2002. Proceeds, if any, from all such sales of Common Stock were used by the Company for general corporate purposes.

DIVIDEND POLICY

    The Company currently does not pay any dividends on its Common Stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by its Board of Directors. The Company intends to retain its earnings to finance the development and growth of the Company's businesses.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below for the years ended
December 31, 1997, 1998 and 1999 are derived from the audited consolidated financial statements of the Company. OSG was formed by StoneCreek, HarbourVest and management of Piedmont (known at that time as ACHC) which acquired Piedmont on September 30, 1996. OSG had no operations prior to the acquisition of Piedmont. Pursuant to the Merger, effective June 30, 1997, ACHC merged with ASHC, an affiliated company principally owned by StoneCreek and HarbourVest, and the combined entity was renamed "Outsourcing Services Group, Inc." The Merger was accounted for as a purchase transaction and ACHC was deemed to be the accounting acquirer.

    The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of December 31, 1998 and 1999, and for the years ended December 31, 1997, 1998 and 1999 is included in Item 8 to this Form 10-K. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in
Item 14 to this Form 10-K. Such financial data should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 to this Form 10-K.

                                                     PERIOD FROM
                                                 OCTOBER 1, 1996 TO       YEARS ENDED DECEMBER 31,
                                                  DECEMBER 31, 1996    ------------------------------
                                                 (DATE OF INCEPTION)     1997       1998       1999
                                                 -------------------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT
                                                                            FOR PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA(A):
Net revenues...................................       $  7,479         $77,835    $220,568   $257,040
Gross profit...................................          1,144          10,344      33,524     37,543
Income from operations.........................             58           2,492      11,729     13,885
Interest expense, net(b).......................            204           2,232      12,446     13,486
Loss before extraordinary item.................             --            (316)     (2,691)      (251)
                                                      --------         -------    --------   --------
Net income (loss) before extraordinary
  item(c)......................................           (206)           (735)     (5,268)      (251)
Loss per share before extraordinary item.......             --           (0.42)      (0.77)     (0.07)
                                                      --------         -------    --------   --------
Net income (loss) per share....................          (0.24)          (0.81)      (1.58)     (0.07)
                                                      --------         -------    --------   --------
OTHER DATA:
Adjusted EBITDA(d).............................       $    568         $ 5,306    $ 20,702   $ 24,373
Net cash provided by operating activities......          1,557           2,374      10,980      2,701
Net cash used in investing activities..........        (14,516)         (1,360)    (81,130)   (16,169)
Net cash provided by (used in) financing
  activities...................................         13,115            (832)     78,392      7,251
Depreciation and amortization..................            510           2,814       7,480      8,892
Capital expenditures...........................            106           1,175       3,105      5,699
Ratio of earnings to fixed charges(f)..........             (e)           1.10          (e)      1.06
RATIO OF EARNINGS TO FIXED CHARGES FOR
  SUBSIDIARY GUARANTORS(F):
ASC............................................                                       1.00       1.03
Piedmont.......................................                                         (g)        (g)
Kolmar U.S. operations.........................                                       8.64       6.10
Acupac.........................................                                         (h)     15.32
BALANCE SHEET DATA (AT PERIOD END):
Cash and short-term investments................       $    506         $   588    $  9,000   $  2,784
Working capital................................          3,103          12,981      27,778     31,898
Total assets...................................         18,854          69,108     200,224    198,825
Total debt.....................................          7,983          36,191     105,000    112,413
Redeemable preferred stock.....................             --           4,259       4,469      4,679
Stockholders' equity...........................          6,794           9,990      25,658     25,027

                        NOTES TO SELECTED FINANCIAL DATA

 (a) The Kolmar Acquisition and the Merger were effective on January 1, 1998 and June 30, 1997, respectively. Consequently, the Company's Statements of Operations Data and Other Data for the years ended December 31, 1997 and 1998 (which includes the acquired operations for the entire period) are not directly comparable to the Statements of Operations Data and Other Data for the comparable periods in prior periods. The financial results for the year ended December 31, 1999 included twelve months results of operations for Piedmont, ASC and Kolmar, the results of operations of Acupac for seven months from June 2, 1999 to December 31, 1999 and the results of operations of Bradcan for nine months from April 1999 to December 31, 1999.

 (b) Interest expense includes amortization of deferred financing costs of $0.1 million, $1.2 million and $1.5 million for the fiscal years ended December 31, 1997, 1998 and 1999, respectively.

 (c) Net loss of OSG for the years ended December 31, 1997 and 1998 includes $0.4 million and $2.6 million of extraordinary items, respectively, net of tax, associated with charges for early retirement of debt.

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

    December 31, 1998 adjusted EBITDA represents the sum of income from operations and depreciation and amortization. Adjusted EBITDA for the year ended December 31, 1998 excludes the impact of a foreign currency translations loss of $1.0 million associated with its Mexican operations which are deemed to be operating in a highly inflationary environment and nonrecurring costs associated with the Australian operations of $1.5 million.

    December 31, 1999 adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of a foreign currency translation gain of $0.4 million associated with its Canadian operations, (ii) a product liability claim settlement and associated defense costs of $1.4 million for the year ended December 31, 1999, (iii) and other non-recurring expenses netting $0.2 million.

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

 (g) The ratio of earnings to fixed charges for Piedmont was less than 1 to 1 and earnings were insufficient to cover fixed charges by $1.9 million and $2.2 million respectively for years ending December 31, 1998 and December 31, 1999.

 (h) Acupac was acquired in June 1999. The ratio of earnings to fixed charges, therefore, is based on its results of operations since acquisition through December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OSG, through its operating subsidiaries, ASC, Piedmont, Kolmar and Acupac, is a full-service contract manufacturer and packager of consumer products for marketers in the health and beauty aid, household and automotive consumer product markets. The Company manufactures and packages a broad range of products including color cosmetics (such as lipstick, face powders and eye shadow), aerosols (such as hair spray, shaving cream and gel and lubricants) and creams, lotions and liquids (such as skin care products, shampoo, pump hair spray and lighter fluid). Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America.

    The Company typically charges a per-unit fee which varies depending on:
(i) the type of product, (ii) the type of services provided (filling only versus product development, formulation, materials procurement, etc.), (iii) the container size and order quantity, and (iv) the complexity of the manufacturing and packaging process. In many cases, the Company purchases the raw and packaging materials on behalf of its customers. In such instances, the Company passes the costs of such materials on to its customers and charges a handling fee in addition to the fill fee. Typically the Company's gross margin on purchases of raw materials on behalf of its clients is lower than its gross margin on filled goods. For the years ended December 31, 1997, 1998 and 1999, the Company purchased approximately $46.7 million, $120.4 million and $145.1 million of raw materials for its customers, respectively. The percentage of materials purchased directly by customers versus purchased by the Company on behalf of customers may have an impact on total revenues and cost of goods sold.

    The predecessor to OSG, ACHC, was organized by GMIP and HarbourVest Partners IV-Direct Fund L.P. ("HVP-IV") and certain members of management of Piedmont to acquire Piedmont as of September 30, 1996 in a purchase of stock from its founder. ASHC was organized independently by affiliates of StoneCreek, Hancock Venture Partners, Inc. ("HVP"), the predecessor to HarbourVest, and management to purchase the stock of ASC from its founders as of February 14, 1994. On
June 30, 1997, pursuant to the Merger, ASHC was merged with ACHC in a transaction accounted for as a purchase and ACHC was treated as the accounting acquirer because ACHC shareholders received a majority of the Common Stock of the new combined entity. The name of the merged entity was changed to "Outsourcing Services Group, Inc." concurrent with the consummation of the Merger.

    The financial results of OSG for the year ended December 31, 1997 include the results of operations of Piedmont for twelve months and the results of operations of ASC for six months from July 1, 1997 to December 31, 1997. The financial results for the year ended December 31, 1998 included twelve months results of operations for Piedmont, ASC and Kolmar. The financial results for the year ended December 31, 1999 included twelve months results of operations for Piedmont, ASC and Kolmar, the results of operations of Acupac for seven months from June 2, 1999 to December 31, 1999 and the results of operations of Bradcan for nine months April 1999 to December 31, 1999.

RESULTS OF OPERATIONS

    The following table sets forth the Company's statements of operations for the periods indicated and the percentage relationship of each item to net revenues (dollars in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                           1997                  1998                  1999
                                    -------------------   -------------------   -------------------
Net revenues......................  $77,835     100.0%    $220,568    100.0%    $257,040    100.0%
Cost of goods sold................   67,491      86.7%     187,044     84.8%     219,497     85.4%
Selling, general and
  administrative expenses.........    7,852      10.1%      21,795      9.9%      23,658      9.2%
Income from operations............    2,492       3.2%      11,729      5.3%      13,885      5.4%
Interest expense, net.............    2,232       2.9%      12,446      5.6%      13,486      5.2%
Foreign currency translation loss
  (gain)..........................       --        --       (1,027)      .5%         446      (.2)%
Extraordinary item, net of tax....      419       0.5%       2,577      1.2%          --       --
Net loss..........................     (735)     (0.9)%     (5,268)    (2.4)%       (251)     (.1)%
Adjusted EBITDA (unaudited).......    5,306       6.8%      20,702      9.4%      24,373      9.5%
Capital Expenditures..............    1,175       1.5%       3,105      1.4%       5,699      2.2%

YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

    NET REVENUE. Net revenues increased $36.4 million, or 16.5% to $257.0 million for the year ended December 31, 1999 from $220.6 million for the year ended December 31, 1998. The increase was primarily due the acquisition of Acupac and the increase in new contracts for the color cosmetic production and services.

    COST OF GOODS SOLD. Cost of goods sold increased $32.5 million, or 17.4% to $219.5 million for the year ended December 31, 1999 from $187.0 million for the year ended December 31, 1998. The increase was primarily attributable to the acquisition of Acupac and the increase in new color cosmetic production contracts. As a percentage of net revenues, total cost of goods sold were 85.4% for the year ended December 31, 1999 compared to 84.8% for the year ended December 31, 1998.

    SG&A EXPENSES. Selling, general and administrative expenses ("SG&A") increased $1.9 million or 8.5% to $23.7 million for the year ended December 31, 1999 from $21.8 million for the year ended December 31, 1998. The increase was primarily attributable to the product liability claim settlement and related defense costs and additional selling, marketing and administrative infrastructure expenses. As a percentage of net revenues, SG&A was 9.2% for the year ended December 31, 1999 and 9.9% for the year ended December 31, 1998. Excluding the product liability claim settlement and related defense costs, SG&A increased by $0.5 million or 2.1% and SG&A as a percent of net revenues was 8.7% for the year ended December 31, 1999. See "Item 3." Legal Proceedings.

    INTEREST EXPENSE. Interest expense increased $1.1 million, or 8.4% to $13.5 million for the year ended December 31, 1999 from $12.4 million for the year ended December 31, 1998. Total indebtedness increased $7.4 million from $105.0 million at December 31, 1998 to $112.4 million at December 31, 1999. The increase was primarily attributable to the Acupac and Bradcan acquisitions.

    ADJUSTED EBITDA. Adjusted EBITDA as defined in Item 6 "Selected Financial Data", of this Form 10-K increased $3.7 million or 17.7% to $24.4 million for the year ended December 31, 1999 from $20.7 million for the year ended December 31, 1998.

    CAPITAL EXPENDITURES. Capital expenditures, exclusive of capital assets acquired as part of business acquisitions, were $5.7 million for the year ended December 31, 1999 and consisted primarily of replacements of existing assets and new customer requirements.

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

    FOREIGN CURRENCY TRANSLATION LOSS. The Company has recorded a foreign currency translation loss of $1.0 million for the year ended December 31, 1998 associated with its Mexican operations acquired as part of the Kolmar Acquisition. Such operations are deemed to be operating in a highly inflationary environment. The Company does not hedge this exposure and as a result, further losses may be incurred.

    EXTRAORDINARY ITEMS. As a result of the January 1998 refinancing in conjunction with the Kolmar Acquisition and the March 3, 1998 refinancing of all indebtedness then outstanding under the Company's senior secured credit facility, dated January 8, 1998, among OSG, ASC, Piedmont, Kolmar and the financial institutions party thereto (the "Senior Secured Credit Facility") and subordinated bridge facility, dated January 8, 1998, among OSG and certain other parties (the "Subordinated Bridge Facility"), with $105.0 million of Senior Subordinated Notes due 2006, (the "Notes"), the Company wrote off deferred financing charges of $3.6 million, net of $1.0 million of tax, related to the prior indebtedness.

    ADJUSTED EBITDA. Adjusted EBITDA increased $15.4 million or 290.0% to $20.7 million for the year ended December 31, 1998 from $5.3 million for the year ended December 31, 1997.

    CAPITAL EXPENDITURES. On April 30, 1998, one of the Company's subsidiaries entered into an asset purchase agreement with a competitor to acquire certain packaging equipment for $0.6 million. In addition to this purchase, capital expenditures for the year ended December 31, 1998 were $3.1 million and consisted primarily of replacements of existing assets and new customer requirements.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, OSG had cash and short-term investments of $2.8 million, working capital of $31.9 million and long-term debt of $112.4 million. The primary sources of cash were from financing activities of $7.3 million. Cash provided by operations was $2.7 million and $11.0 million for the year ended December 31, 1999 and 1998, respectively. Principal uses of cash were for capital expenditures, debt repayment, and acquisitions. Net (repayments) borrowings under the Company's working capital facilities were ($10.4 million) and $7.4 million for the years ended December 31, 1998 and 1999, respectively.

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

    On March 3, 1998, OSG refinanced all of its existing indebtedness under the Senior Secured Credit Facility and the Subordinated Bridge Facility, totaling $99.8 million. The refinanced indebtedness, plus $4.1 million of fees and expenses, was financed through the issuance of $105.0 million of Notes.

    As a result of refinancing the existing indebtedness and the indebtedness incurred to consummate the Kolmar Acquisition, the Company is highly leveraged. As of December 31, 1999, the Company's long term debt was $112.4 million of which $105.0 million bears an interest rate of 10 7/8% per annum and $7.4 million bears an interest rate of 9.25% in accordance with the Senior Secured Credit Facility. As of December 31, 1999 stockholder's equity was
$25.0 million. As of December 31, 1999, the Company's subsidiaries had
$62.6 million available under the Senior Secured Credit Facility. The Senior Secured Credit Facility bears interest at a floating rate based on (1) the Prime Lending Rate (defined as the rate which Bankers Trust Company ("BTCo") announces as its prime lending rate from time to time), plus 0.75% or (2) the Eurodollar Rate (defined as the rate of the offered quotation, if any, to first class banks in the Eurodollar market by BTCo for U.S. dollar deposits) for one, two, three or nine months, in each case plus 2.25%. The obligations of the Company's subsidiaries under the Senior Secured Credit Facility are secured by a security interest in substantially all of their assets, and the Company's obligations under its guarantee of the Senior Secured Credit Facility are secured by substantially all of its assets. The terms of the Notes and the Senior Secured Credit Facility have restrictive covenants that restrict the Company's ability to pay dividends, sell certain assets, and incur additional borrowings. In accordance with these restrictive covenants, the company may not declare and pay cash dividends to third party holders of its common stock. Furthermore, the Company is required to maintain certain financial ratios and satisfy financial condition tests. The Company was in compliance with all such covenants as of December 31, 1998 and 1999. The Company's ability to pay principal and interest on its indebtedness will depend upon the future operating performance of its subsidiaries and will require a substantial portion of the Company's cash flow from operations. For the year ended December 31, 1998, the Company's ratio of earnings to fixed charges was less than 1 to 1 and earnings were insufficient to cover fixed charges by $1.7 million. For the year ended December 31, 1999, the Company's ratio of earnings to fixed charges was 1 to 1.06

    The Company anticipates that its primary uses of working capital in future periods will be to service its indebtedness and provide funds for operations and future acquisitions. Should the Company seek to acquire additional businesses, it will have to incur additional indebtedness and possibly raise additional equity. The Company's ability to grow through acquisitions is dependent upon the availability of such financing as well as the availability of acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company regularly examines opportunities for strategic acquisitions or other companies or lines of business. The Company historically has financed its acquisitions through a combination of borrowings under bank credit facilities, seller provided financing, internally generated cash flows and the issuance of equity and debt securities and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired businesses or assets. There can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated acquisition cost.

    The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal 2000.

    On February 29, 2000, the Company acquired "Precision" for approximately $42.1 million which was funded entirely from available borrowings under the Senior Secured Credit facility.

    The Company's capital expenditures are expected to rise over historical levels in an effort to modernize certain aerosol, liquid, and packaging production lines. The Company's capital expenditures will be primarily for replacements and modernization of existing assets and new customer requirements.

YEAR 2000

    We have not experienced any business interruptions or supplier delays from year 2000 problems to date and have not discovered any year 2000 problems in internal computer systems material to our operations. We intend to continue to monitor our internal system for year 2000 problems. There can be no assurance, however, that we or our suppliers may not face future problems as a result of year 2000 issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, requires adoption by the Company no later than January 1, 2001. The Company plans to adopt SFAS No. 133 at that time. The Company is still evaluating the effects of adopting SFAS No. 133.

CERTAIN TRENDS AND UNCERTAINTIES

    Historically, the Company has grown its business through acquisitions and investments in its operations. The Company intends to continue during 2000 to make significant investments in the growth of its business and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with any certainty. The Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its product lines and services, and continued investment in its marketing and sales capabilities and product development will enhance its opportunities for long- term growth and profitability.

BACKLOG

    At December 31, 1999, the backlog of the Company amounted to approximately $68 million, as compared to approximately $74 million at December 31, 1998. The Company believes that a substantial portion of these orders at December 31, 1999 are firm. All of the Company's backlog at December 31, 1999 is expected to be delivered within the next 12 months.

INFLATION

    The Company does not believe that inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

SEASONALITY

    The Company is not subject to seasonal fluctuations across any of its product lines, although there can be no assurance that this will be the case in the future.

FOREIGN EXCHANGE RISKS

    The Company, through Kolmar, conducts business in Canada and Mexico. Other than in Mexico, the Company has not borne any material losses as a result of changes in exchange rates. The Company has used the U.S. dollar as the functional currency for reporting the results of its Mexico operations. The Company had losses of $0.9 million and a gain of $0.2 million related to exchange rate changes in Mexico during 1998 and 1999, respectively which have been included in the determination of net income (loss) for the applicable year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt. As of December 31, 1999, OSG's investment portfolio was immaterial to the Company and consisted of highly liquid investments.

    The Company's long-term debt primarily consists of $105 million of Notes and the Senior Secured Credit Facility. The Notes bear interest at a fixed rate of 10 7/8%. Given the fixed interest rate on the Notes, the impact of interest rate changes with respect to the Notes would not have a material impact on the Company's results of operations. The Senior Secured Credit Facility bears interest at a variable rate of interest. As of December 31, 1999, OSG had $7.4 million outstanding under the Senior Secured Credit Facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

    Set forth below is certain biographical information relating to the directors and executive officers of the Company, as of March 15, 2000.

NAME                                      AGE                    POSITION WITH THE COMPANY
----                                    --------   -----------------------------------------------------
Christopher Denney....................     55      Director, Chief Executive Officer, President
Dennis M. Nolan.......................     55      Chief Operating Officer
John G. Hewson, Jr....................     49      Senior Vice President of Sales and Marketing
Perry Morgan..........................     40      Chief Financial Officer, Vice President and Secretary
Walter K. Lim.........................     73      Director, Chairman
Samuel D. Garretson...................     64      Director
Howard C. Lim.........................     63      Director
John H. Morris........................     56      Director
Drew H. Adams.........................     38      Director, Assistant Secretary
Frank Edelstein.......................     74      Director
Robert M. Wadsworth...................     39      Director

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

    JOHN G. HEWSON, JR. Mr. Hewson was appointed Senior Vice President of Sales and Marketing upon consummation of the Kolmar Acquisition. From December 1996 to December 1997, Mr. Hewson served as the Chief Operating Officer of ASC. From 1986 to 1996, Mr. Hewson was with DowBrands L.P. (which was acquired by The Lamaur Corporation in 1996) in a variety of senior management positions, including Vice President?Manufacturing Services. Prior to that, Mr. Hewson served as Corporate Director of Purchasing for Carter Hawley Hale, Inc. and was the Assistant Director of Materials Management and International Purchasing Manager for Richardson-Vicks Inc. Mr. Hewson holds a B.A. degree from Colgate University and a M.B.A. from Rutgers University.

    PERRY MORGAN.  Mr. Morgan joined the Company as its Controller in
April 1998. In June 1999, Mr. Morgan was appointed Chief Financial Officer of the Company. From 1989 to 1998, Mr. Morgan worked at the Earle M. Jorgensen Company ("Jorgensen") in a variety of senior management positions, including Controller, and as General Manager of Operations for Jorgensen's largest distribution facility located in Chicago, Illinois. Prior thereto, Mr. Morgan held various positions with Shepherd Machinery

Company and Laventhol & Horwath. Mr. Morgan is a Certified Public Accountant. He holds a B.A. degree in Business Administration from the University of Nevada at Las Vegas.

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

    SAMUEL D. GARRETSON. Mr. Garretson has been a director of the Company since October 1996 and was the President of Piedmont since its founding in 1985 until December 1997. Prior to joining the Company, Mr. Garretson held a variety of engineering and management positions with Kartridg?Pak, Puritan Aerosol Company, and Western Filling Corporation. Mr. Garretson holds an Electronic Engineer degree from Virginia Polytechnic Institute.

    HOWARD C. LIM.  Mr. Lim has been a director of the Company since
October 1996 and was the Executive Vice President, Chief Financial Officer and Treasurer of ASC from 1968 to 1997. Prior to joining the Company, Mr. Lim was Chief of Laboratory Services for the Crenshaw Medical Center Hospital in Los Angeles. Mr. Lim holds a B.S. degree in Medical Technology from the University of Southern California and an M.B.A. in Management and Finance from Pepperdine University, School of Business and Management.

    JOHN H. MORRIS. Mr. Morris has been a director of the Company since October 1996. He has been the co-chairman of StoneCreek since 1998 and was the President of StoneCreek since its founding in 1992 to 1998. Mr. Morris was primarily responsible for the acquisition of ASC by the Company. From 1981 to 1992, Mr. Morris worked with Kelso & Co. Prior thereto, he held various positions with Booz, Allen & Hamilton and Touche Ross & Company. Mr. Morris is currently a director of Arkansas Best Corp., Treadco, Inc. and Steel Horse Holdings Incorporated. He is a Certified Public Accountant, a Certified Management Consultant, and is a member of the American Institute of Certified Public Accountants (AICPA). He holds a B.S. degree in Industrial Engineering from the Georgia Institute of Technology and an M.B.A. (Finance) from Georgia State University.

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

    FRANK EDELSTEIN. Mr. Edelstein has been a director of the Company since October 1996. He has been employed as a Vice President of StoneCreek since
March 1992. From 1987 to 1992, Mr. Edelstein was a Vice President with Kelso & Company, Inc. Prior thereto, he held various positions with Continental Corporation, Automatic Data Processing, Inc., Leisure Technology, Inc., Olivetti Corp. of America, B. Manischewitz Corp. and Devegh & Co. Mr. Edelstein holds a B.A. degree in Mathematics and Economics from New York University in 1948 and completed Masters Studies in Mathematic Statistics & Business at Columbia University in 1949. Mr. Edelstein is a director of Arkansas Best Corp., International House of Pancakes Corp. and Ceradyne.

    ROBERT M. WADSWORTH. Mr. Wadsworth has been a director of the Company since October 1996. He has been a Managing Director of HarbourVest and its predecessor, HVP, since 1986. Prior thereto, he held various positions with Booz, Allen & Hamilton. Mr. Wadsworth currently serves on the Board of Directors of Concord Communications, Banyon Worldwide Inntech Group Plc., and Switchboard, Inc. Mr. Wadsworth also serves on the boards of directors of several private companies and the advisory boards of several U.S. venture capital firms.
Mr. Wadsworth holds a B.S. degree in Systems Engineering and Computer Science from the University of Virginia and an M.B.A. from Harvard Business School.

    Each of the directors listed above serves for a term of one year until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The Stockholders' Agreement, dated June 30, 1997, as amended on December 31, 1997 among certain stockholders of the Company, sets forth specific procedures for the election of directors. Refer to Item 13 under "Stockholder Agreement and Registration Rights Agreement" of this Form 10-K for a discussion of the Stockholders Agreement. Executive officers are elected annually and serve at the pleasure of the Board of Directors. Walter K. Lim and Howard C. Lim are brothers.

COMPENSATION COMMITTEE

    The Board of Directors has appointed a Compensation Committee. The Compensation Committee currently consists of Frank Edelsein, John Morris and Robert M. Wadsworth. The Compensation Committee determines and reports to the Board of Directors with respect to compensation for the Company's executive officers.

DIRECTOR COMPENSATION

    Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company and its subsidiaries. Frank Edelstein, Howard C. Lim and Samuel D. Garretson and Joseph
A. Marino receive an annual fee of $35,000 for serving as directors on the Board of Directors of the Company.

    Howard C. Lim entered into an Amendment and Termination of Employment Contract (the "Lim Termination Contract"), effective December 31, 1997, with ASC. Mr. Lim's employment terminated with ASC upon the closing of the Kolmar Acquisition. Mr. Lim serves as a member of the Board of Directors and receives, beginning February 14, 1999, $35,000 per year for such service or such other amount as OSG pays outside directors for as long as he continues to hold at least 33% of the shares of Common Stock held by him on December 31, 1997. As severance, Mr. Lim received a lump sum payment of $403,722 plus accrued but unused vacation and received medical, automobile and health insurance until February 14, 1999. Mr. Lim is restricted from competing with the Company or ASC for a period of five years following termination of employment and will not solicit customers or employees.

    Samuel D. Garretson entered into an Amendment and Termination of Employment Contract (the "Garretson Termination Contract"), effective December 31, 1997, with Piedmont. Mr. Garretson's employment terminated with Piedmont upon the closing of the Kolmar Acquisition. Mr. Garretson serves as a member of the Board of Directors and receives payments beginning September 30, 1998, in the amount of $35,000 per year or such other amount as OSG pays outside directors for as long as he continues to hold at least 33% of the shares of Common Stock held by him on December 31, 1997. As severance, Mr. Garretson received a lump sum payment of $150,000 and automobile, life and health insurance until September 30, 1998. In addition, Piedmont agreed not to exercise its call rights with respect to Mr. Garretson's shares under the Stockholder Agreement (as defined under Item 13 of this Form 10-K). Mr. Garretson is restricted from competing with the Company or Piedmont for a period of five years following termination of employment and will not solicit customers or employees.

ITEM 11. EXECUTIVE COMPENSATION

    The following tables set forth the annual compensation of the Company's Chief Executive Officer and the most highly compensated executive officers (the "Named Executive Officers") for the fiscal year ended December 31, 1998 and December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION
                                                    -------------------------------       ALL OTHER
NAME AND PRINCIPAL POSITION                           YEAR     SALARY($)   BONUS($)   COMPENSATION($)(1)
---------------------------                         --------   ---------   --------   ------------------
Christopher Denney................................    1998     $250,000    $18,519         $ 9,097
  President and Chief Executive Officer
Dennis Nolan......................................    1998      200,000      7,312           6,030
  Chief Operating Officer
Walter K. Lim.....................................    1998      288,207         --           1,760
  Chairman and Director Research and Development
John G. Hewson....................................    1998      199,040     58,374           5,367
  Senior Vice President Marketing
Joseph W. Sortais.................................    1998      148,905     23,627          11,582
  Chief Financial Officer

------------------------

(1) All Other Compensation consists of contributions made by ASC to its profit sharing plan on behalf of Mr. Walter K. Lim in the amount of $1,328 and Mr. Joseph W. Sortais in the amount of $1,111 and contributions made by Kolmar to its 401K plan on behalf of Mr. Dennis Nolan in the amount of $1,725, Mr. John G. Hewson in the amount of $1,741 and Mr. Joseph W. Sortais in the amount of $1,388 and contributions to the Kolmar Canada pension plan on behalf of Mr. Christopher Denney in the amount of $9,097 and special bonuses in connection with the private placement of stock to Mr. Dennis Nolan in the amount of $2,865, Mr. John G. Hewson in the amount of $2,865 and Mr. Joseph W. Sortais in the amount of $7,734. In addition All Other Compensation consists of insurance premiums paid by ASC with respect to term life insurance in the amount of $432 for Mr. Walter K. Lim, $36 for Mr. John G. Hewson, $36 for Mr. Joseph W. Sortais and by Kolmar in the amount of $1,440, $725 and $1,313 for Mr. Dennis Nolan, Mr. John G. Hewson and Mr. Joseph W. Sortais, respectively.

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION
                                                    -------------------------------       ALL OTHER
NAME AND PRINCIPAL POSITION                           YEAR     SALARY($)   BONUS($)   COMPENSATION($)(1)
---------------------------                         --------   ---------   --------   ------------------
Christopher Denney................................    1999     $314,687    $15,000         $10,356
  President and Chief Executive Officer
Dennis Nolan......................................    1999      243,848     11,667           5,413
  Chief Operating Officer
Walter K. Lim.....................................    1999      179,326         --           2,256
  Chairman and Director Research and Development
John G. Hewson....................................    1999      264,085         --           4,671
  Senior Vice President marketing
Perry Morgan......................................    1999      183,630      7,892           2,475
  Chief Financial Officer beginning June 1999
Joseph W. Sortais.................................    1999      194,674         --           1,700
  Chief Financial Officer

------------------------

(1) All other compensation consists of contributions made by Kolmar to its 401(k) plan on behalf of Mr. Dennis Nolan in the amount of $2,956, Mr. John
    G. Hewson in the amount of $3,483, Mr. Perry Morgan in the amount of $2,023 and Mr. Joseph W. Sortais in the amount of $1,550 and contributions to the Kolmar Canada pension plan on behalf of Mr. Christopher Denney in the amount of $9,087. In addition all other compensation consists of insurance premium paid by Kolmar in the amounts of $1,269, $2,457, $1,188, $452 and $150 for Mr. Christopher Denney, Mr. Dennis Nolan, Mr. John G. Hewson, Mr. Perry Morgan and Mr. Joseph W. Sortais respectively. Also insurance premiums paid by ASC with respect to term life insurance in the amount of $2,256 for Mr. Walter K. Lim.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

NONE GRANTED IN 1999.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS

    Christopher Denney entered into an employment agreement (the "Employment Agreement") with the Company, effective January 1, 1998, which has an initial term of three years and may be extended by mutual agreement for additional years on the same or mutually agreeable terms. Mr. Denney will serve as President and Chief Executive Officer of the Company and of Kolmar. The Company will pay to Mr. Denney a base salary of $300,000 per year and a performance bonus to be determined by the Company's Board of Directors. Upon the effective time of the Employment Agreement, Mr. Denney received options to purchase 85,000 shares of Common Stock at the price of $10 per share pursuant to a stock option agreement. The options are exercisable on the earlier of (i) December 31, 2000, (ii) the date on which the Common Stock becomes publicly traded, (iii) the date on which the Company completes an initial public offering of its Common Stock with proceeds in excess of $15 million, or (iv) the date on which the Company (or its assets) is sold substantially as an entirety. At December 31, 1999, Mr. Denney was, along with other executives, eligible to participate in a stock option program providing for an annual awards for the years 2000, 2001 and 2002, of options to purchase up to 60,000 shares of Company stock in the aggregate. If Mr. Denney resigns for good reason (as such term is defined in the Employment Agreement) or dies or becomes disabled, the Company will pay Mr. Denney or his representative his base salary through the balance of the term of the Employment Agreement. During the employment term and continuing for a period of two years after the date of the expiration of Mr. Denney's employment (unless Mr. Denney is terminated by the Company without cause), Mr. Denney will not solicit customers or employees of the Company.

    Messrs. Nolan and Hewson (the "Executives") have entered into employor agreements with the Company, effective February 1, 1998, which have a term of three years and may be extended by mutual agreement for additional years on the same or mutually agreeable terms. Mr. Hewson will serve as Senior Vice President Sales and Marketing of the Company and Mr. Nolan will serve as Chief Operating Officer of the Company. The Company will pay to Mr. Nolan and Mr. Hewson a base salary of $235,000 and $206,000 respectively per year and a performance bonus to be determined by the Company's Board of Directors. Upon the effective time of the agreements, each of the Executives was eligible to receive an option to purchase 20,000 shares of Common Stock at the price of $10 per share. The option is exercisable on the earlier of (i) January 31, 2001, (ii) the Common Stock becoming publicly traded, (iii) the Company completing an initial public offering of its Common Stock with proceeds in excess of $15,000,000, or
(iv) the Company (or its assets) is sold substantially as an entirety. For each of the five years after January 1, 1998, the Executives, along with other executives, will be eligible to participate in a stock option program providing for an annual award, to all such participants in the aggregate, of options to purchase up to 60,000 shares of Company stock. If either Executive resigns for good reason (as such term is defined in the employment agreement), the Company will pay such Executive his base salary and benefits through the balance of the term. If either Executive dies or becomes disabled, the Company will pay such Executive his base salary and benefits through the balance of the term of the agreement. During the employment term and continuing for a period of two years after the date of the expiration of each Executive's employment (unless the Executive is terminated by the Company without cause), the Executive will not solicit or take away any customer or employee of the Company.

    Messrs. Lim and Morgan do not have an employment agreement with the Company.

    The annual compensation of Company employees are discussed and approved by the compensation committee in meetings held throughout 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As noted previously, the members of the Compensation Committee during 1999 consisted solely of Frank Edelstein, John Morris and Robert M. Wadsworth. None of these individuals have ever been an officer or employee of the Company or any of its subsidiaries (other than Howard C. Lim, who served as Executive Vice President, Chief Financial Officer and Treasurer of ASC from 1968 to 1997) and none of the executive officers of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during 1999. In addition, none of these individuals (other than Howard C.
Lim) was a party to any related party transaction with the Company during 1999 involving more than $60,000. Refer to Item 13 of this Form 10-K for a discussion regarding such related party transactions between the Company and Howard C. Lim.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 15, 2000 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group (except as otherwise listed below, the address of each person listed is c/o Outsourcing Services Group, Inc., 650 Fifth Avenue, 14(th) Floor, New York, NY 10022

                                                              SHARES BENEFICIALLY
NAME                                                                 OWNED
----                                                          --------------------
                                                               NUMBER     PERCENT
                                                              ---------   --------
Gordon+Morris Investment Partnership, L.P. (1)..............  1,279,970     37.2%
  840 Newport Center Drive, Suite 600
  Newport Beach, CA 92660
HarbourVest Partners IV-Direct Fund L.P. (2)................    343,916     10.0%
  One Financial Center, 44th Floor
  Boston, MA 02111
HarbourVest Partners V-Direct Fund L.P. (3).................  1,100,000     32.0%
  One Financial Center, 44th Floor
  Boston, MA 02111
Christopher Denney (4)......................................          *        *
John G. Hewson (5)..........................................          *        *
Dennis M. Nolan (6).........................................          *        *
Perry Morgan (7)............................................          *        *
Walter K. Lim (8)...........................................    224,815      6.5%
Samuel D. Garretson.........................................          *        *
Howard C. Lim...............................................    185,609      5.4%
Frank Edelstein (9).........................................         --       --
Drew H. Adams (10)..........................................  1,355,618     39.4%
John H. Morris (1)(11)......................................  1,355,618     39.4%
Robert M. Wadsworth (12)....................................  1,443,916     42.0%
Michael S. Gordon (1)(13)...................................  1,355,618     39.4%
Bruce N. Lipian (1)(14).....................................  1,355,618     39.4%
All directors and executive officers as a group (12 persons)
  (15)......................................................  3,356,145     97.5%

------------------------

*   Less than 5%

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

(4) Does not include 85,000 shares subject to options granted to Mr. Denney, none of which will have vested within 60 days of March 15, 2000. See "Item 11." Executive Compensation--Employment Contracts.

(5) Does not include 20,000 shares subject to options granted to Mr. Hewson, none of which will have vested within 60 days of March 15, 2000.

(6) Does not include 20,000 shares subject to options granted to Mr. Nolan, none of which have vested within 60 days of March 15, 2000.

(7) Does not include 5,000 shares subject to options granted to Mr. Morgan, none of which have vested within 60 days March 15, 2000.

(8) Walter K. Lim is a co-trustee of the Walter K. Lim and Sylvia Lim Revocable Trust, dated November 30, 1989, which is a limited partner of GMIP. Mr. Lim does not exercise voting or investment power over the shares of Common Stock held by GMIP.

(9) Frank Edelstein is the trustee of the Edelstein Living Trust which is a limited partner of ASCIP, which owns 75,648 shares of Common Stock.
    Mr. Edelstein does not exercise voting or investment power over the shares of Common Stock held by ASCIP.

(10) Drew H. Adams is a stockholder, officer and director of the general partner of ASCIP and a general partner of GMP, the general partner of GMIP. As such, Mr. Adams exercises voting and investment power over the shares of Common Stock owned by ASCIP and GMIP.

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

(12) Robert M. Wadsworth is a managing director of HarbourVest which control the general partners of HVP-IV and HVP-V, respectively. As such, Mr. Wadsworth exercises voting and investment power over the shares of Common Stock held by HVP-IV and HVP-V.

(13) Michael S. Gordon is a stockholder, officer and director of the general partner of ASCIP and a general partner of GMP, the general partner of GMIP. As such, Mr. Gordon exercises voting and investment power over the shares of Common Stock owned by ASCIP and GMIP. Mr. Gordon is a trustee of the Michael Gordon Trust dated January 29, 1988 which is a limited partner in ASCIP, which owns 75,648 shares of Common Stock.

(14) Bruce N. Lipian is a stockholder, officer and director of the general partner of ASCIP and a general partner of GMP, the general partner of GMIP. As such, Mr. Lipian exercises voting and investment power over the shares of Common Stock owned by ASCIP and GMIP. ASCIP owns 75,648 shares of Common Stock.

(15) Does not include 138,500 shares subject to options, none of which have vested within 60 days of March 15, 2000.

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

MANAGEMENT SERVICE AGREEMENTS

    The Company, ASC, Piedmont, Kolmar and StoneCreek are parties to an Amended and Restated Management Services Agreement, dated January 8, 1998 (the "Management Services Agreement"), which supersedes all prior management agreements with StoneCreek. Pursuant to this agreement, StoneCreek agreed to provide financial advisory, consulting and other management services to the Company. The Company paid StoneCreek a fee of $800,000 upon the closing of the Kolmar Acquisition and will pay StoneCreek (i) provided certain conditions are met, an annual fee of $350,000 which is subject to adjustment in the event of further acquisitions and/or dispositions, (ii) provided certain ownership conditions are met at the closing of each acquisition of an additional business an amount equal to 1% (or a different amount agreed to by the parties up to 2%) of the total consideration paid to third parties, including assumption of debt,
(iii) provided certain ownership conditions are met, upon the sale of the Company or any of its subsidiaries, an amount equal to 1% (or a different amount agreed to by the parties up to 2%) of the consideration received, including the assumption of debt, (iv) at the closing of a debt refinancing transaction an amount equal to 0.5% (or a different amount agreed to by the parties up to 1%) of the amount refinanced and (v) reasonable out-of-pocket expenses. This agreement contains broad indemnification provisions benefiting StoneCreek. Since January 1, 1994, the Company has paid StoneCreek a total of approximately
$2.6 million (not including the fee for the Kolmar Acquisition) under the Management Services Agreement and predecessor agreements. The Management Services Agreement was approved by a majority of the independent directors of the Company.

    The Company is also party to a letter agreement with HarbourVest, dated January 8, 1998 (the "HarbourVest Agreement"), a copy of which has been filed as an exhibit to the Registration Statement File Number 333-57209, whereby HarbourVest has agreed to provide a representative to serve on the Company's Board of Directors and to render financial and business advice to OSG. In return, the Company will (i) reimburse the HarbourVest designated OSG director for all reasonable expenses related to attending meetings, (ii) provided certain ownership conditions are met, pay HarbourVest a $115,000 annual financial advisory fee, $50,000 of which shall be paid in cash and the remainder of which shall accrue, all subject to increase if the management fees paid to StoneCreek are increased and (iii) pay HarbourVest a fee of 1/3 of the fee received by StoneCreek or any of its affiliates under the Management Services Agreement upon the sale of OSG or any of its subsidiaries or, if approved by OSG's Board of Directors, upon the acquisition of additional businesses. The HarbourVest Agreement was approved by a majority of the independent directors of the Company.

PURCHASES FROM THE LIMS

    The Company leases its manufacturing and warehouse facilities located in the City of Industry, as well as certain equipment located therein, from Walter K. Lim, Sylvia Lim, Howard C. Lim, Nancy Lim, and their affiliates. The Company believes these leases were entered into in the ordinary course of business on terms no less favorable than could be obtained from a third party in an arms-length transaction and were approved by the Board of Directors of the Company. Between January 1, 1995 and December 31, 1999 and during 1999, the Company paid approximately $4.5 million and $0.9 million, respectively, to Walter K. Lim, Sylvia Lim, Howard C. Lim, Nancy Lim, and their affiliates, under all such leases.

    The Company has sold products to companies controlled by Walter K. Lim, Howard C. Lim, and their affiliates, in the amount of $182,000, $185,000 and $196,000 for the years ended December 31, 1997, 1998 and 1999 respectively. The Company believes that these sales were made in the ordinary course of business on terms no less favorable than could have been obtained from a third party in an arms-length transaction.

EQUIPMENT LEASES

    The Company leases certain manufacturing and data processing equipment from a partnership comprised of two of the Company's stockholders, Howard C. Lim and Walter K. Lim. The Company believes these leases were entered into in the ordinary course of business on terms no less favorable than could be obtained from a third party in an arms-length transaction. Lease payments under these equipment leases between January 1, 1995 and December 31, 1999 and during 1999 were approximately $0.6 million and $0.1 million, respectively.

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

THE MERGER

    Effective June 30, 1997, pursuant to the Merger, ACHC was merged with ASHC, a related company owned principally by the same investor group. The combined entity was renamed "Outsourcing Services Group, Inc." As a result of the Merger, the Company became the sole common stockholder of ASC and Piedmont. The merger agreement also amended the capital structure such that the existing stockholders of ACHC received approximately 1.22 new shares of Common Stock for each old share of ACHC common stock that they owned prior to the Merger and the existing stockholders of ASHC received approximately .76 new shares of Common Stock for each old share of ASHC common stock that they owned prior to the Merger. Because ACHC stockholders received a majority of the Common Stock in the new company, ACHC has been determined to be the accounting acquirer. The fair value of the Common Stock issued to stockholders of ASHC was $4,058,000 as of June 30, 1997.

KOLMAR ACQUISITION AGREEMENT

    As of January 1, 1998, OSG acquired all of the shares of Kolmar from CCL Industries and certain assets relating to Kolmar's Canadian operations from CCL for an aggregate purchase price of $78.0 million, subject to certain post-closing adjustments, pursuant to a share and asset purchase agreement dated October 28, 1997, as it was amended by that certain letter agreement dated January 1, 1998 and by that certain modification agreement dated January 8, 1998 (collectively the "Kolmar Acquisition Agreement"), a copy of which has been filed as an exhibit to the Registration Statement. Upon consummation of the Kolmar Acquisition, Kolmar became a wholly-owned subsidiary of OSG and those other assets purchased from CCL were transferred to Kolmar Canada, an Ontario corporation formed for such purpose, which became a wholly-owned subsidiary of Kolmar. Pursuant to the Kolmar Acquisition Agreement and subject to a $134,000 minimum threshold in one lawsuit, CCL retained liability for all disclosed litigation. The Kolmar Acquisition Agreement contains typical representations and warranties, which for the most part shall survive until the earlier of
(i) July 8, 1999 or (ii) delivery of Kolmar's audited financial statements for the year ended December 31, 1998. Certain representations and warranties made with respect to compliance with environmental laws survive until January 8, 2003. CCL and CCL Industries agreed to indemnify the Company for losses resulting from inaccuracies or breaches of representations and warranties and breaches of certain covenants contained in the agreement. Subject to a $750,000 minimum threshold and for certain environmental liabilities subject to a $250,000 minimum threshold, CCL and CCL Industries' liability for indemnification is limited to $6.5 million (this limit is $12.0 million with respect to losses resulting from environmental matters related to certain facilities and there is no limit with respect to losses from environmental matters related to certain other facilities). Pursuant to the terms of the Kolmar Acquisition Agreement, OSG is required to indemnify CCL and CCL Industries for losses resulting from breaches or inaccuracies of its representations and warranties and for losses arising from the Company's conduct of Kolmar's business, its real property and environmental matters, to the extent that the losses relate to actions or occurrences after the closing date.

SUBSEQUENT EVENTS

    On February 29, 2000, pursuant to a stock purchase agreement dated
February 29(th), 2000, the Company acquired all of the issued and outstanding stock of Precision Packaging and Services, Inc., an Ohio Corporation ("Precision"), and the related real estate from the Susan L. Purkrabek Small Business Trust, an electing small business trust, the David G. Knust Small Business Trust, an electing small business trust and K.P. Properties, an Ohio general partnership controlled by Ms. Purkrabek and Mr. Knust (the "Sellers") for approximately $42.1 million. Precision is a contract manufacturer of consumer products (i.e., high speed liquid filling, cartoning, shrink wrapping, packaging) for some of the largest U.S. consumer products companies. The Company plans for Precision to continue in this line of business. The Company drew against its existing revolving credit facility to pay Sellers.

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

    (a)(3) The following exhibits are included or incorporated by reference in this report.

     EXHIBIT NO.                                   DESCRIPTION
     -----------                                   -----------
          3.1(1)           Certificate of Incorporation of Aerosol Services Holding
                           Corporation ("ASHC") (which later changed its name to
                           "Outsourcing Services Group, Inc."), as amended to date.
          3.2(1)           By-Laws of ASHC.
          3.3(1)           Articles of Incorporation of ASC Merger Corp. ("ASCMC")
                           (which later changed its name to "Aerosol Services Company,
                           Inc."), as amended to date.
          3.4(1)           By-Laws of ASCMC, as amended to date.
          3.5(1)           Certificate of Incorporation of Kolmar Laboratories, Inc.
                           ("Kolmar"), as amended to date.
          3.6(1)           By-Laws of Kolmar, as amended to date.
          3.7(1)           Restated Articles of Incorporation of Piedmont Laboratories,
                           Inc. ("Piedmont"), as amended to date.
          3.8(1)           By-Laws of Piedmont.
          4.1(1)           Indenture, dated March 3, 1998, among the Company, the
                           Guarantors listed therein and U.S. Bank Trust National
                           Association (formerly First Trust National Association), as
                           Trustee, relating to the 10(.875)% Series B Senior
                           Subordinated Notes due 2006 of the Company (the "New Notes")
                           and the 10(.) 7/8% Senior Subordinated Notes due 2006 of the
                           Company (the "Old Notes").
          4.2(1)           Registration Rights Agreement, dated as of March 3, 1998, by and among the Company, the Guarantors listed therein and BT.
          4.3(1)           Registration Rights Agreement, dated as of February 14,
                           1994, by and among ASHC and the investors that are parties thereto.
          9.1(1)           Amended and Restated Stockholder Agreement, dated as of June
                           30, 1997, among the Company and certain stockholders listed herein.
          9.2(1)           Amendment to Stockholder Agreement, dated December 31, 1997, among the Company and certain stockholders listed therein.
         10.1(1)           Credit Agreement, dated as of January 8, 1998 ("Credit
                           Agreement"), among the Company, as guarantor, Aerosol
                           Services Company, Inc. ("Aerosol"), Piedmont and additional subsidiaries of the Company, as Borrowers, the Lenders party thereto, BT Commercial Corporation, as Agent, and Heller
                           Financial, Inc., as Co-Agent.
         10.2(1)           Amendment and Waiver No. 1, dated as of April 29, 1998, to the Credit Agreement, by and among the Company, Aerosol and
                           Piedmont, as initial Borrowers, Kolmar, as an additional
                           Borrower, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent
                           for Lenders and Heller Financial, Inc., as Co-agent.
         10.3(1)           Outsourcing Services Group, Inc. 1998 Stock Option Plan.
         10.4(1)           Stock Option Agreement, dated December 31, 1997, between the
                           Company and Christopher Denney.
         10.5(1)           Amended and Restated Warrant Agreement between the Company and Chase Capital, L.P., dated January 8, 1998.
         10.6(1)           Amended and Restated Management Services Agreement, dated
                           January 8, 1998, by and between The Gordon+Morris Group, the
                           Company, Aerosol, Piedmont and Kolmar.

     EXHIBIT NO.                                   DESCRIPTION
     -----------                                   -----------
         10.7(1)           Advisory and Financial Services Agreement by and between the
                           Company and HarbourVest Partners LLC, dated January 8, 1998.
         10.8(1)           Employment and Non-Competition Agreement between the Company and Christopher Denney, dated January 9, 1998.
         10.9(1)           Share and Asset Purchase Agreement, dated October 28, 1997, between CCL Industries, Inc., CCL Industries Corporation and the Company.
        10.10(1)           Amendment to Share and Asset Purchase Agreement, dated
                           January 1, 1998, between CCL Industries, Inc., CCL
                           Industries Corporation and the Company.
        10.11(1)           Modification Agreement, dated January 8, 1998, between CCL
                           Industries, Inc., CCL Industries Corporation and the
                           Company.
        10.12(1)           Agreement and Plan of Merger, dated June 20, 1997, by and
                           between Aerosol Companies Holding Corporation ("ACHC") and
                           ASHC.
        10.13(1)           Amendment and Termination of Employment Contract, dated
                           December 31, 1997, for Howard C. Lim.
        10.14(1)           Amendment and Termination of Employment Contract, dated
                           December 31, 1997, for Samuel D. Garretson.
        10.15(1)           Employment, Non-Disclosure and Limited Non-Competition
                           Agreement between the Company and Joseph W. Sortais.
        10.16(1)           Employment, Non-Disclosure and Limited Non-Competition
                           Agreement between the Company and John G. Hewson.
        10.17(1)           Employment, Non-Disclosure and Limited Non-Competition
                           Agreement between the Company and Dennis Nolan.
        10.18(2)           Stock Option Agreement, dated June 30, 1998, between the
                           Company and Dennis Nolan.
        10.19(2)           Stock Option Agreement, dated June 30, 1998, between the
                           Company and John G. Hewson.
        10.20(2)           Stock Option Agreement, dated June 30, 1998, between the
                           Company and Joseph Sortais.
         12.1              Statement regarding the computation of ratio of earnings to fixed charges for the Company.
         12.2              Statement regarding the computation of ratio of earnings to fixed charges for each of Aerosol (Guarantors only).
         12.3              Statement regarding the computation of ratio of earnings to fixed charges for Piedmont (Guarantors only).
         12.4              Statement regarding the computation of ratio of earnings to fixed charges for Kolmar (Guarantors only).
         12.5              Statement regarding the computation of ratio of earnings to fixed charges for Acupac (Guarantors only).
         21.1              Subsidiaries of the Company.
         27.1              Financial Data Schedule.

------------------------

(1) Previously filed with the Registration Statement on Form S-4 of Outsourcing Services Group, Inc. (Registration No. 333-57209).

(2) Previously filed with the December 31, 1998 Form 10-K.

    (b)  Reports on Form 8-K

    None

    (c) See (a) (3) above for a listing of the exhibits included as a part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        OUTSOURCING SERVICES GROUP, INC.

FINANCIAL STATEMENTS:

  Independent auditors' report..............................     F-2

  Consolidated Balance Sheets as of December 31, 1998 and
    1999....................................................     F-3

  Consolidated Statements of Operations and Comprehensive
    Loss for the years ended December 31, 1997, 1998 and
    1999....................................................     F-4

  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1997, 1998 and 1999............     F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1998 and 1999........................     F-6

  Notes to consolidated financial statements................     F-8

FINANCIAL STATEMENT SCHEDULES:

  Schedule II--Valuation and Qualifying Accounts and
    Reserves................................................    F-30

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Outsourcing Services Group, Inc.
New York, NY

    We have audited the accompanying consolidated balance sheets of Outsourcing Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 1997, 1998 and 1999. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outsourcing Services
Group, Inc. and its subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended
December 31, 1997, 1998 and 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 24, 2000

                        OUTSOURCING SERVICES GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1999

                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                 1998         1999
                                                              -----------   --------
                                       ASSETS
CURRENT ASSETS:
  Cash......................................................   $  8,747     $  2,530
  Short-term investments....................................        253          254
  Accounts receivable, net..................................     32,244       36,206
  Income taxes receivable...................................        656          174
  Other receivables.........................................        214        2,198
  Inventories, net..........................................     27,443       30,848
  Prepaid expenses and other current assets.................        556        1,085
  Deferred income taxes, current............................      3,596        3,555
                                                               --------     --------
    Total current assets....................................     73,709       76,850
PROPERTY AND EQUIPMENT, net.................................     31,743       33,342
GOODWILL, net...............................................     71,554       74,179
DEFERRED INCOME TAXES, non current..........................      2,878        3,051
DEFERRED FINANCING COSTS, net...............................      7,714        6,243
ENVIRONMENTAL INSURANCE RECEIVABLE..........................      7,750          350
DUE FROM CCL................................................      3,376        3,376
OTHER ASSETS................................................      1,500        1,434
                                                               --------     --------
                                                               $200,224     $198,825
                                                               ========     ========

         LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................   $ 27,429     $ 29,513
  Accrued expenses..........................................     16,930       15,074
  Deferred income taxes, current............................        642          274
  Other current liabilities.................................        930           91
                                                               --------     --------
    Total current liabilities...............................     45,931       44,952
DEFERRED INCOME TAXES, non current..........................      3,176        3,406
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES...........     15,990        8,348
LONG-TERM DEBT..............................................    105,000      112,413
                                                               --------     --------
    Total liabilities.......................................    170,097      169,119
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750
  shares authorized, issued and outstanding.................        375          375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250
  shares authorized, issued and outstanding.................      4,094        4,304
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 6,000,000 shares authorized;
  3,455,174 and 3,441,983 shares issued and outstanding as
  of December 31, 1998 and 1999, respectively...............          3            3
  Common stock warrants.....................................        663          663
  Additional paid-in capital................................     32,272       32,140
  Notes receivable from stockholders........................       (772)        (764)
  Accumulated deficit.......................................     (6,584)      (7,083)
  Accumulated other comprehensive income....................         76           68
                                                               --------     --------
    Total stockholders' equity..............................     25,658       25,027
                                                               --------     --------
                                                               $200,224     $198,825
                                                               ========     ========

                See notes to consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1997         1998         1999
                                                           ----------   ----------   ----------
NET REVENUES.............................................  $   77,835   $  220,568   $  257,040
COST OF GOODS SOLD.......................................      67,491      187,044      219,497
                                                           ----------   ----------   ----------
GROSS PROFIT.............................................      10,344       33,524       37,543
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES............       7,852       21,795       23,658
                                                           ----------   ----------   ----------
INCOME FROM OPERATIONS...................................       2,492       11,729       13,885
FOREIGN CURRENCY TRANSLATION (LOSS) GAIN.................          --       (1,027)         446
INTEREST EXPENSE, NET....................................       2,232       12,446       13,486
                                                           ----------   ----------   ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM.....................................         260       (1,744)         845
PROVISION FOR INCOME TAXES...............................        (576)        (947)      (1,096)
                                                           ----------   ----------   ----------
LOSS BEFORE EXTRAORDINARY ITEM...........................        (316)      (2,691)        (251)
EXTRAORDINARY ITEM, LOSS FROM EARLY EXTINGUISHMENT OF
  DEBT, NET OF INCOME TAX BENEFIT OF $250 AND $1,053 IN
  1997 AND 1998..........................................        (419)      (2,577)          --
                                                           ----------   ----------   ----------
NET LOSS.................................................        (735)      (5,268)        (251)
ACCRETION AND DIVIDENDS ON PREFERRED STOCK...............        (127)        (248)        (248)
                                                           ----------   ----------   ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS.............        (862)      (5,516)        (499)
                                                           ----------   ----------   ----------
OTHER COMPREHENSIVE INCOME (LOSS):
FOREIGN CURRENCY TRANSLATION ADJUSTMENT..................          --           76           (8)
                                                           ----------   ----------   ----------
COMPREHENSIVE LOSS.......................................  $     (735)  $   (5,192)  $     (259)
                                                           ==========   ==========   ==========
EARNINGS LOSS PER SHARE:
LOSS BEFORE EXTRAORDINARY ITEM...........................  $    (0.30)  $    (0.81)  $    (0.07)
LOSS FROM EXTRAORDINARY ITEM.............................       (0.39)       (0.77)          --
                                                           ----------   ----------   ----------
NET LOSS PER SHARE--BASIC AND DILUTED....................  $    (0.69)  $    (1.58)  $    (0.07)
                                                           ==========   ==========   ==========
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS--BASIC AND
  DILUTED................................................  $    (0.81)  $    (1.65)  $    (0.14)
                                                           ==========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES--BASIC AND DILUTED........   1,060,078    3,336,085    3,444,182
                                                           ==========   ==========   ==========

                See notes to consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                       NOTES                       ACCUMULATED
                                                             COMMON    ADDITIONAL    RECEIVABLE                       OTHER
                                                             STOCK      PAID-IN         FROM       ACCUMULATED    COMPREHENSIVE
                                      SHARES      AMOUNT    WARRANTS    CAPITAL     STOCKHOLDERS     DEFICIT      INCOME (LOSS)
                                     ---------   --------   --------   ----------   ------------   ------------   --------------
BALANCE, 1/1/1997..................    853,380     $ 1        $ --      $ 6,999        $   --        $  (206)          $--
Issuance of common stock and
  warrants in conjunction with the
  acquisition of Aerosol Services
  Holding Corporation
  (Notes 2 & 10)...................    413,794                 663        3,395
Accretion of redeemable Series B
  preferred stock..................                                                                      (63)
Payment of dividends on Series A
  preferred stock..................                                                                      (64)
Net loss...........................                                                                     (735)
                                     ---------     ---        ----      -------        ------        -------           ---
BALANCE, 12/31/1997................  1,267,174       1         663       10,394                       (1,068)
Issuance of common stock and
  warrants in conjunction with the
  acquisition of Kolmar Group
  (Notes 2 and 10).................  2,093,000       2                   20,928
Issuance of common stock in
  conjunction with management share
  offering (Note 10)...............     95,000      --                      950          (772)
Accretion of redeemable Series B
  preferred stock..................                                                                     (210)
Payment of dividends on Series A
  redeemable preferred stock.......                                                                      (38)
Net loss...........................                                                                   (5,268)
Foreign currency translation
  adjustment.......................                                                                                     76
                                     ---------     ---        ----      -------        ------        -------           ---
BALANCE, 12/31/1998................  3,455,174       3         663       32,272          (772)        (6,584)           76
Repurchase and cancellation of
  common stock.....................    (13,191)                            (132)            8
Accretion of redeemable Series B
  preferred stock..................                                                                     (210)
Payment of dividends on Series A
  redeemable preferred stock.......                                                                      (38)
Net loss...........................                                                                     (251)
Foreign currency translation
  adjustment.......................                                                                                     (8)
                                     ---------     ---        ----      -------        ------        -------           ---
BALANCE, 12/31/1999................  3,441,983     $ 3        $663      $32,140        $ (764)       $(7,083)          $68
                                     =========     ===        ====      =======        ======        =======           ===


                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     -------------
BALANCE, 1/1/1997..................     $ 6,794
Issuance of common stock and
  warrants in conjunction with the
  acquisition of Aerosol Services
  Holding Corporation
  (Notes 2 & 10)...................       4,058
Accretion of redeemable Series B
  preferred stock..................         (63)
Payment of dividends on Series A
  preferred stock..................         (64)
Net loss...........................        (735)
                                        -------
BALANCE, 12/31/1997................       9,990
Issuance of common stock and
  warrants in conjunction with the
  acquisition of Kolmar Group
  (Notes 2 and 10).................      20,930
Issuance of common stock in
  conjunction with management share
  offering (Note 10)...............         178
Accretion of redeemable Series B
  preferred stock..................        (210)
Payment of dividends on Series A
  redeemable preferred stock.......         (38)
Net loss...........................      (5,268)
Foreign currency translation
  adjustment.......................          76
                                        -------
BALANCE, 12/31/1998................      25,658
Repurchase and cancellation of
  common stock.....................        (124)
Accretion of redeemable Series B
  preferred stock..................        (210)
Payment of dividends on Series A
  redeemable preferred stock.......         (38)
Net loss...........................        (251)
Foreign currency translation
  adjustment.......................          (8)
                                        -------
BALANCE, 12/31/1999................     $25,027
                                        =======

                See notes to consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $ (735)   $(5,268)   $  (251)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activites:
Depreciation and amortization...............................    2,814      7,480      8,892
Amortization of deferred financing costs....................      122      1,165      1,471
Foreign currency translation................................               1,027       (446)
Provision for doubtful accounts.............................     (134)       577        748
Extraordinary item-loss from early extinguishment of debt...      669      3,630         --
Deferred income taxes.......................................      279     (1,069)      (109)
Change in operating assets and liabilities:
  Accounts receivable.......................................   (2,947)    (1,027)      (789)
  Inventories...............................................   (1,156)    (4,367)    (1,091)
  Prepaid expenses and other current assets.................      453      1,165       (524)
  Deposits and other assets.................................       78        787      6,556
  Trade accounts payable....................................    1,731      2,279      1,059
  Accrued expenses and other liabilities....................    1,200      4,601    (12,815)
                                                               ------    -------    -------
    Net cash provided by operating activities...............    2,374     10,980      2,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (1,175)    (3,105)    (5,699)
Sale of property and equipment..............................                 685        227
Other.......................................................     (285)    (1,130)      (169)
Short-term investments......................................      100         --          1
Acquisition of Kolmar Group, net of cash acquired (1998) and the acquisitions of Acupac and Bradcan, net of cash
  acquired (1999)...........................................             (77,580)   (10,529)
                                                               ------    -------    -------
    Net cash used in investing activities...................   (1,360)   (81,130)   (16,169)

                See notes to consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing acquisition..............................     (462)    (11,482)       --
Net borrowings (payments) on revolving loans................    2,051     (10,446)    7,413
Borrowings on senior term loans.............................    8,200          --        --
Repayments of long-term debt................................   (5,750)    (19,750)       --
Payment of dividends on preferred stock.....................      (64)        (38)      (38)
Borrowing on senior bridge loan.............................       --      70,000        --
Borrowing on senior subordinated notes......................       --     105,000        --
Repayment of senior bridge loan.............................       --     (70,000)       --
Repayment of senior subordinated debt.......................       --      (6,000)       --
Proceeds from issuance of common stock......................       --      21,108        --
Repayment of debt due affiliate.............................   (4,807)         --        --
Repurchase of management stock..............................       --          --      (124)
                                                              -------    --------   -------
  Net cash (used in) provided by financing activities.......     (832)     78,392     7,251
                                                              -------    --------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       --         167        --
                                                              -------    --------   -------
NET INCREASE (DECREASE) IN CASH.............................      182       8,409    (6,217)
CASH, beginning of year.....................................      156         338     8,747
                                                              -------    --------   -------
CASH, end of year...........................................  $   338    $  8,747   $ 2,530
                                                              =======    ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest................................................  $ 1,993    $  6,741   $12,186
    Income taxes............................................  $   126    $    847   $   861
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
  Accretion attributable to preferred stock (Note 9)........  $    63    $    210   $   210
The Company acquired all the capital stock of Aerosol
  Services Holding Corporation (1997), Kolmar Group (1998)
  and Acupac Packaging (1999) and certain assets of Bradcan
  Corporation (1999). In conjunction with the acquisitions,
  liabilities were assumed as follows:
  Fair value of assets acquired.............................  $28,027    $ 63,358   $ 5,390
  Intangible assets acquired................................   19,593      51,277     8,711
  Cash paid for capital stock...............................       --     (77,951)   (9,732)
  Cash paid for assets......................................       --          --      (797)
                                                              -------    --------   -------
  Liabilities assumed.......................................  $47,620    $ 36,684   $ 3,572
                                                              =======    ========   =======

                See notes to consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1. ORGANIZATION AND BACKGROUND

    Outsourcing Services Group, Inc. (the "Company" or "OSG") is a leading provider of outsourced manufacturing and packaging services to the health and beauty aid, household, and automotive consumer product markets in North America. OSG primarily manufactures and/or packages health and beauty aid products, such as colored cosmetics, lipsticks, facial powders, skin care creams and lotions, hair spray and gel, hair mousse, shampoo, and shaving cream and gel. Other products manufactured and packaged by the Company include household and automotive products, such as lubricants, tire sealers, cleaners, and charcoal lighter fluid. OSG offers its customers a complete range of services, including product development, formulation, blending, manufacturing, filling, and packaging. It also provides ancillary services such as materials procurement, warehousing, and distribution of finished goods.

    OSG is the successor to a holding company called Aerosol Companies Holding Corporation ("ACHC"). ACHC was formed by an investor group consisting of StoneCreek Capital, formerly known as The Gordon+ Morris Group ("StoneCreek") and HarbourVest Partners, LLC plus management of Piedmont Laboratories, Inc. ("Piedmont"), to acquire Piedmont on October 1, 1996 for approximately $14,060,000. Piedmont was acquired primarily through the issuance of debt and equity securities. The acquisition has been accounted for as a purchase for accounting purposes and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $5,754,000 and has been recorded as goodwill. Other intangible assets arising from this transaction amounted to $998,000.

2. MERGERS AND ACQUISITIONS

    Effective June 30, 1997, ACHC was merged with Aerosol Services Holding Corporation ("ASHC"), a related company owned by StoneCreek and HarbourVest Partners, LLC plus management of Aerosol Services Company, Inc., a subsidiary of ASHC. The combined entity was renamed Outsourcing Services Group, Inc. As a result of this acquisition, the Company became the sole common stockholder of ASHC and Piedmont. The merger agreement also amended the capital structure such that the existing stockholders of ACHC received approximately 1.22 new shares of the Company's common stock for each old share of ACHC common stock that they owned prior to the merger and the existing stockholders of ASHC received approximately .76 new shares of the Company's common stock for each old share of ASHC common stock that they owned prior to the merger. In addition, the outstanding preferred stock of ASHC was canceled and new shares of the Company's preferred stock were issued in the form of a Series A preferred stock and Series B preferred stock. As ACHC shareholders received the majority of the common stock of the new company, ACHC has been determined to be the accounting acquirer. The fair value of the stock issued to stockholders of ASHC was $4,058,000 as of June 30, 1997.

    The acquisition of ASHC has been accounted for as a purchase for accounting purposes and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $19,593,000 and has been recorded as goodwill.

    Effective January 1, 1998, the Company acquired from CCL Industries, all of the outstanding shares of Kolmar Laboratories, Inc. and the net assets of Kolmar Canada Inc., (collectively referred to as the Kolmar Group) for $78.0 million, subject to certain post-closing adjustments. The Kolmar Group designs, manufactures, contracts for manufacture, and sells a variety of cosmetics, creams and lotions, and

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

2. MERGERS AND ACQUISITIONS (CONTINUED)
fragrances to retailers and wholesale distributors principally in the United States, Canada, Mexico, and Australia. The acquisition has been treated as a purchase for accounting purposes. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition.

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

    On June 2, 1999, the Company acquired all of the issued and outstanding capital stock of Acupac Packaging, Inc. ("Acupac"), for approximately
$10.0 million. Acupac is primarily a provider of outsourced packaging services to the health and beauty aids, household and consumer product markets. This acquisition was accounted for as a purchase. Pro forma financial information is not presented with respect to the 1999 acquisitions due to the inmaterial effect.

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

    DEFERRED FINANCING COSTS--Deferred financing costs are capitalized costs associated with obtaining long-term debt financing including legal expenses and bank fees. These costs are being amortized over the repayment term of the related debt on a straight-line basis. Deferred financing cost are presented net of accumulated amortization of $1,165,000 and $2,636,000 in 1998 and 1999, respectively.

    GOODWILL--Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized over periods ranging from 5 to 40 years. The Company subjects the carrying value of the goodwill to an annual review for impairment. The Company evaluates the recoverability of intangible assets by considering estimated future operating income of the Company on an undiscounted cash flow basis. OSG management performs a review of each operating entity on an annual basis (unless circumstances dictate that a review is needed in an interim period) to determine if events or

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) changes in circumstances were deemed to have occurred which would impair goodwill. Should an impairment exist, the Company would record a charge to operations to recognize the impairment of its intangible assets. Goodwill is presented net of accumulated amortization of $1,929,000 in 1997, $5,478,000 in 1998 and $9,344,000 in 1999.

    LONG-LIVED ASSETS--The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG- LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets on an undiscounted cash flow basis to determine whether or not an impairment to such value has occurred.

    REVENUE RECOGNITION--The Company manufactures and packages products based on written agreements with customers specifying price, units and shipping terms. Revenue is generally recognized as products are shipped to customers. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue at the time the manufacturing process is completed. The Company estimates and records provisions for sales returns and allowances based on its experience. Total sales returns and allowances were $480,000, $554,000 and $1,364,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company's consolidated balance sheets include the following financial instruments: short-term investments, trade accounts receivable, trade accounts payable, and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of the instruments and their expected realization or the interest rates which approximate current market rates.

    MAJOR CUSTOMERS--During the years ended December 31, 1997, 1998 and 1999, two customers accounted for approximately 35%, 20% and 24%, respectively, of revenues. These two customers had a combined accounts receivable balance of $6,700,000 and $2,800,000 as of December 31, 1998 and 1999, respectively. A decision by a significant customer to decrease the amount purchased from the Company or to cease utilizing the Company's services could have a material effect on the Company's financial condition and results of operations.

    RESEARCH AND DEVELOPMENT COSTS--Research and development costs are expensed when incurred. Included in general and administrative expenses during the years ended December 31, 1997, 1998 and 1999, is approximately $148,000, $1,479,000 and $2,128,000, respectively, of research and development costs for the development and improvement of the Company's products.

    NET LOSS PER SHARE--The Company has adopted SFAS No. 128, EARNINGS PER SHARE, which requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock, and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares of 80,883, 150,000, and 138,500 in 1997, 1998, and 1999 respectively have been excluded from the diluted EPS computation in net loss periods as their effect would be antidilutive. In the computation of loss per share, the net loss attributable to common stockholders includes the accretion and payment of dividends on the Series A and B preferred stock totaling $127,000, $248,000 and $248,000 in 1997, 1998 and 1999, respectively.

    TRANSLATION OF FOREIGN CURRENCIES--Foreign subsidiary financial statements are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translations. The balance sheets of foreign affiliates are translated into U.S. dollars at the exchange rates in effect on the last day of the reporting period. The statements of operations of foreign affiliates are translated into U.S. dollars at the average exchange rate effective for the entire period. The differences from historical exchange rates are reflected in stockholder's equity as an adjustment for foreign currency translations. The Company's Mexican operations, acquired as a part of Kolmar Group, were deemed to be operating in a highly inflationary economy for 1998. As a result, the U.S. dollar was the functional currency. Monetary items have been translated using current exchange rates and all other balance sheet items were remeasured at historical exchange rates. The loss from remeasurement is included in earnings.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company accounts for Stock-Based Awards to Employees using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

    NEW ACCOUNTING PRONOUNCEMENTS--In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. The FASB amended this pronouncement in June 1999 to defer the effective date until the Company's fiscal year beginning January 1, 2001. Management is currently evaluating the impact of the adoption of SFAS No. 133 on the consolidated financial statements.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with the current year presentation.

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

4. ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following at December 31:

                                                              1998       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Trade accounts receivable.................................  $33,655    $37,697
Less allowance for doubtful accounts......................   (1,411)    (1,491)
                                                            -------    -------
                                                            $32,244    $36,206
                                                            =======    =======

5. INVENTORIES

    Inventories consisted of the following at December 31:

                                                              1998       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials.............................................  $22,700    $23,045
Work-in-process...........................................    4,235      4,428
Finished goods............................................    4,045      6,344
                                                            -------    -------
                                                             30,980     33,817
Less reserve for excess and obsolete inventories..........   (3,537)    (2,969)
                                                            -------    -------
                                                            $27,443    $30,848
                                                            =======    =======

6. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                                             1998       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Land.....................................................  $   777    $    775
Building.................................................    8,272       8,877
Equipment................................................   21,570      26,926
Leasehold improvements...................................      851       1,040
Furniture and fixtures...................................    1,617       1,946
Construction in progress.................................      261         261
Computer equipment.......................................      877         877
                                                           -------    --------
                                                            34,225      40,702
Less accumulated depreciation and amortization...........   (2,482)     (7,360)
                                                           -------    --------
                                                           $31,743    $ 33,342
                                                           =======    ========

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

7. INCOME TAXES

    The provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 as follows:

                                                         1997       1998       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Current:
  Federal............................................    $146      $  698     $  808
  State..............................................      50         298        177
  Foreign............................................      --          71        333
                                                         ----      ------     ------
                                                         $196       1,067      1,318
Deferred:
  Federal............................................     355        (233)      (241)
  State..............................................      25         113        132
                                                         ----      ------     ------
                                                          380        (120)      (109)
Valuation allowance..................................      --          --       (113)
                                                         ----      ------     ------
Provision for income taxes...........................    $576      $  947     $1,096
                                                         ====      ======     ======

A reconciliation between the provision (benefit) for income taxes, as required by applying the federal statutory rate of 35% to that included in the financial statements, is as follows for the years ended December 31, 1997, 1998 and 1999:

                                                          1997       1998          1999
                                                        --------   --------      --------
Income tax expense (benefit) at statutory rate........    35.0%     (35.0%)        35.0%
State tax expense (benefit), net of federal benefit...    18.9%       3.0%         24.0%
Meals and entertainment...............................     5.9%       1.4%          3.6%
Goodwill..............................................   159.2%      60.2%        107.9%
Change in valuation allowance.........................     0.0%       0.0%        (13.3%)
Non-taxable foreign income............................     0.0%      23.9%        (27.5%)
Officer's life insurance..............................     3.7%       0.2%          0.0%
Other.................................................    (1.0%)      0.6%         (1.0%)
                                                         -----      -----         -----
                                                         221.7%      54.3%        128.7%
                                                         =====      =====         =====

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

7. INCOME TAXES (CONTINUED)
    Deferred taxes are recorded based upon the differences between the financial statements and tax bases of assets and liabilities. Temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                       1997       1998       1999
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
CURRENT DEFERRED TAX ASSET

  DEFERRED TAX ASSETS:
  Allowance for bad debts..........................  $    84     $  605     $  530
  Accrued liabilities..............................      209      1,112      1,379
  Inventory capitalization.........................       95        780        488
  Inventory reserve................................      208        829      1,033
  Contamination reserve............................       46        181          9
  Deferred acquisition costs.......................       54         52         52
  Charitable contributions.........................       28         37         27
  LIFO adjustment..................................        0          0         37
                                                     -------     ------     ------
                                                         724      3,596      3,555
                                                     -------     ------     ------
DEFERRED TAX LIABILITIES:
  State taxes......................................      (38)      (308)      (257)
  LIFO adjustment..................................        0       (310)         0
  Other............................................      (10)       (24)       (17)
                                                     -------     ------     ------
                                                         (48)      (642)      (274)
                                                     -------     ------     ------

  Net Current Deferred Tax Asset...................  $   676     $2,954     $3,281
                                                     =======     ======     ======

NONCURRENT DEFERRED TAX ASSET

  DEFERRED TAX ASSETS:
  Net operating loss carryover.....................  $ 1,500     $2,573     $2,692
  Deferred compensation............................        0        531        527
  Tax credits......................................       92         92        171
  State taxes......................................      144          0          0
  Amortization.....................................        0        134          0
                                                     -------     ------     ------
                                                       1,736      3,330      3,390
  DEFERRED TAX LIABILITIES:
  Property and equipment...........................   (3,575)    (2,699)    (2,483)
  Goodwill.........................................     (133)      (412)      (812)
  State taxes......................................        0        (65)      (111)
                                                     -------     ------     ------
                                                      (3,708)    (3,176)    (3,406)

  Valuation allowance--long term...................        0       (452)      (339)
                                                     -------     ------     ------
  Net Noncurrent Deferred Tax (Liability)..........   (1,972)      (298)      (355)
                                                     -------     ------     ------
NET DEFERRED TAX (LIABILITY)/ASSETS................  $(1,296)    $2,656     $2,926
                                                     =======     ======     ======

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

7. INCOME TAXES (CONTINUED)
    At December 31, 1999, the Company had federal, state, and foreign net operating loss carryforwards of approximately $4,900,000, $8,500,000 and $1,000,000, respectively. The federal and state net operating losses begin to expire in 2010 and 2002, respectively. The entire federal net operating loss carryforward of $4.9 million may be utilized in future years only to the extent of ASC's taxable income. As of December 31, 1999, a valuation allowance of $339,000 has been provided against the deferred tax assets of the foreign subsidiaries (comprised principally of net operating loss carryforwards), as it is more likely than not that sufficient taxable income will not be generated to realize the deferred tax assets. In addition, the Company has a California and New York Manufacturers' Investment tax credit carryforward of $171,000 which begins to expire in 2004.

8. LONG-TERM DEBT

    Long-term debt consists of the following as of December 31:

                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Senior revolving loan...................................  $     --   $  7,413
Senior subordinated notes...............................   105,000    105,000
                                                          --------   --------
Total long-term debt....................................  $105,000   $112,413
                                                          ========   ========

    In January 1998, in conjunction with the Kolmar Group acquisition, the Company refinanced all of its existing indebtedness with $30.0 million of borrowings under a senior secured credit facility and $70.0 million of borrowings under a senior subordinated credit agreement. Deferred financing costs of $1.1 million associated with the existing indebtedness were written off in 1998 and reflected as an extraordinary item in the accompanying financial statements, net of tax of $322,000. Amounts due under the Senior Term Loan, Senior Revolving Loan and Senior Subordinated Debt were repaid when the Company refinanced all of its long-term debt in conjunction with the acquisition of Kolmar Laboratories, Inc.

    SENIOR SUBORDINATED NOTES--On March 3, 1998, the Company repaid indebtedness incurred in conjunction with the Kolmar Group acquisition, using the proceeds from the issuance of $105 million senior subordinated notes which are due in 2006. Deferred financing costs of $2.5 million associated with the existing indebtedness were written off in 1998 and reflected as an extraordinary item in the accompanying financial statements, net of tax of $731,000. Interest on the notes accrues from their date of original issuance and is payable semiannually in arrears on March 1 and September 1 of each year at the rate of 10.875% per annum. The notes are redeemable in whole or in part, at the option of the Company, on or after March 1, 2003 at the redemption price of 110.875% of the aggregate principal amount to be redeemed plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to March 1, 2001, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of one or more equity offerings at the redemption price plus accrued and unpaid interest to the redemption date; provided that at least 65% of the aggregate principal amount of the notes originally issued remains outstanding immediately after such redemption. The notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The notes contain covenants which, among

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

8. LONG-TERM DEBT (CONTINUED)
other things, limit the Company's ability to incur additional indebtedness, pay dividends and enter into certain transactions. The Company was in compliance with such debt covenants at December 31, 1999.

    SENIOR TERM LOAN--On June 30, 1997, the Company entered into a credit agreement with a financial institution, in which it borrowed $11.0 million under Term Loan A and $9.5 million under Term Loan B. This financing was used to pay down the existing debt. Deferred financing costs of $669,000 associated with such existing debt were written off in 1997 and reflected as an extraordinary item in the accompanying financial statements, net of tax of $250,000.

    SENIOR REVOLVING LOAN--The senior secured credit facility allows for maximum borrowings of $70.0 million, of which $62.6 million was available on December 31, 1999. Amounts due under the credit facility bear interest at the prime rate (8.5% at December 31, 1999) plus .75%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. The credit facility contains covenants which, among other things, require minimum levels for earnings and certain financial ratios and place restrictions on capital expenditures. The Company was in compliance with such debt covenants at December 31, 1999.

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

    As of December 31, 1998 and 1999, cumulative and undeclared dividends in arrears amounted to $273,000 and $483,000, respectively. The accrued dividends are being accreted annually as an increase to the value of the preferred stock and a reduction in retained earnings.

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

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

    WARRANTS--In conjunction with the June 30, 1997 merger (Note 2), OSG issued warrants to a stockholder of ASHC to purchase 80,883 shares of its common stock at a price of $0.01 per share, exercisable any time after June 30, 2002. Such warrants were recorded at the fair market value of $663,000 and were considered part of the acquisition price of ASHC. The warrants expire on June 30, 2007. The Company may not call the warrants prior to June 30, 2003. Thereafter, the Company may, from time to time, call all of the outstanding warrants at a call price equal to the fair market value of a share of common stock as of the call date less the exercise price in effect on the date which the call price is paid.

    OPTIONS--In September 1998, the Company adopted a stock option plan providing for the granting of options to officers, directors and key employees to purchase up to 750,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. The option expiration dates are determined at the date of grant, but may not exceed ten years.

    Changes in shares under options for the year ended December 31, 1998 and 1999 are summarized as follows:

                                                              YEAR ENDED            YEAR ENDED
                                                           DECEMBER 31, 1998     DECEMBER 31, 1999
                                                          -------------------   -------------------
                                                                     WEIGHTED              WEIGHTED
                                                                     AVERAGE               AVERAGE
OPTIONS                                                    SHARES     PRICE      SHARES     PRICE
-------                                                   --------   --------   --------   --------
OUTSTANDING, beginning of year..........................       --               150,000     $10.00
Granted.................................................  150,000     $10.00      8,500     $10.00
Cancelled...............................................                        (20,000)    $10.00
                                                          -------     ------    -------     ------
OUTSTANDING, end of year................................  150,000     $10.00    138,500     $10.00
                                                          =======               =======
Options exercisable, end of year........................       --         --         --     $   --
Weighted average fair value of options granted during
  the year..............................................              $ 2.79                $ 3.40

The options outstanding at December 31, 1998 and December 31, 1999 have a weighted average remaining contractual life of 9.00 and 8.10 respectively.

    The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123,

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

10. STOCKHOLDERS' EQUITY (CONTINUED)
ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                               YEAR ENDED               YEAR ENDED
                                           DECEMBER 31, 1998        DECEMBER 31, 1999
                                         ----------------------   ----------------------
                                             (IN THOUSANDS,           (IN THOUSANDS,
                                         EXCEPT PER SHARE DATA)   EXCEPT PER SHARE DATA)
Actual net loss........................         $(5,268)                  $(251)
Pro forma net loss.....................          (5,408)                   (382)
Actual net loss per share..............           (1.58)                  (0.07)
Pro forma net loss per share...........           (1.62)                  (0.11)

    The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the year ended December 31, 1999 and 1998, assuming a risk-free interest rate of 5.62% and 4.46%, zero volatility, zero dividend yield, and expected lives of 90 months.

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

11. RELATED-PARTY TRANSACTIONS

    The Company leases a plant facility, two adjacent warehouses, and land from stockholders of the Company and from a partnership of three of the Company's stockholders. Lease expense for these facilities and land leases was $446,000, $912,000 and $925,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Various manufacturing and data processing equipment is also leased from a partnership of two of the Company's stockholders. Lease expense for these equipment leases for the years ended December 31, 1997, 1998 and 1999, was $53,000, $105,000 and $85,000, respectively.

    The Company recorded sales to affiliated companies, which are wholly owned by two of the Company's stockholders, during the years ended December 31, 1997, 1998 and 1999, in the amount of $182,000, $185,000 and $196,000, respectively.
At December 31, 1998 and 1999, the Company had $62,000 and $24,000, respectively, in affiliated company accounts receivable, which are included in trade accounts receivable.

    MANAGEMENT SERVICE AGREEMENTS--Pursuant to a management services agreement with StoneCreek, the Company paid StoneCreek $800,000 upon closing of the acquisition of the Kolmar Group (Note 2) and will pay StoneCreek, in exchange for management services, (i) an annual fee of $350,000, which is subject to adjustment, and (ii) up to 2% of the total consideration received or paid in various transactions. The Company is also a party to a letter agreement with HarbourVest Partners, LLC (HV), pursuant to which the Company will pay HV, in exchange for financial and business advisory services, (i) an annual fee of $115,000 and (ii) one-third of the fee, under certain conditions, received by StoneCreek under its

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

11. RELATED-PARTY TRANSACTIONS (CONTINUED) management services agreement with the Company. The Company paid StoneCreek $350,000 for 1998 and $371,000 for 1999.

12. BENEFIT PLANS

(A)  PROFIT SHARING

    The Company has eliminated the profit-sharing plans for its eligible employees, as of January 1, 1999. Contributions to the plan were at the discretion of the Board of Directors. During the years ended December 31, 1997, and 1998, the Company contributed $85,000 and $50,000 respectively, to these plans.

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

    The following table sets forth the change in benefit obligations and plan assets of the pension plan as determined by independent actuarial valuations:

                                                                 YEAR ENDED
                                                                DECEMBER 31:
                                                           ----------------------
                                                             1998          1999
                                                           --------      --------
                                                               (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year..................  $16,371       $ 18,373
  Service cost...........................................      531            593
  Interest cost..........................................    1,181          1,205
  Actuarial gain (loss)..................................    1,124         (1,317)
  Benefits paid..........................................     (834)          (901)
                                                           -------       --------
  Benefit obligation at end of year......................  $18,373       $ 17,953
                                                           =======       ========

Change in plan assets:
  Fair value of plan assets at beginning of year.........  $17,878       $ 17,132
  Actual return on plan assets...........................       88            980
  Benefits paid..........................................     (834)          (901)
                                                           -------       --------
Fair value of plan assets at end of year.................  $17,132       $ 17,211
                                                           =======       ========
Funded status............................................  ($1,241)      ($   742)
Unrecognized actuarial gain..............................    2,631          1,670
                                                           -------       --------
Prepaid benefit cost.....................................  $ 1,390       $    928
                                                           =======       ========

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

12. BENEFIT PLANS (CONTINUED)
    The following table lists the components of the net periodic benefit cost of the pension plan and the assumptions used:

                                                             1998          1999
                                                           --------      --------
                                                               (IN THOUSANDS)
Service cost-benefits earned during the period...........  $   531       $   593
Interest cost on projected benefit obligation............    1,181         1,205
Expected return on plan assets...........................   (1,397)       (1,336)
                                                           -------       -------
Net periodic pension cost................................  $   315       $   462
                                                           =======       =======
Discount rates...........................................      7.0%          7.0%
Expected long-term rate of return on assets..............      8.0%          8.0%
Rates of increase in compensation levels.................      4.0%          4.5%

(C)  401(K) PLAN

    The Company maintains a defined contribution plan (the Plan) to provide eligible employees with additional income upon retirement. Under the Plan, employees can contribute up to 20% of their salary through payroll deductions. The Company, at the discretion of the Board of Directors, matches up to 50% of amounts contributed by the employees to a maximum of 3% of earnings. The payroll deductions are considered tax deferred under the Section 401(a) of the Internal Revenue Code. The Company's contributions to the Plan, including administrative costs, were $272,000, $294,000 and $320,000 in 1997, 1998 and 1999, respectively.

13. COMMITMENTS AND CONTINGENCIES

    LEASES--The Company leases warehouse and office space under operating leases having terms from 3 to 12 years. Each lease is subject to an upward annual rental adjustment based upon the percentage change in the Consumer Price Index. The Company is responsible for insurance and property taxes on the facilities. The Company also has equipment under operating leases having terms from 1 to 5 years.

Total rent expense on operating leases for the years ended December 31, 1997, 1998 and 1999 was $934,000, $2,328,000 and $2,973,000, respectively.

    Minimum annual rentals and lease payments in the aggregate are:

YEAR ENDING DECEMBER 31:                                      RELATED PARTY    OTHER      TOTAL
------------------------                                      -------------   --------   --------
                                                                        (IN THOUSANDS)
2000........................................................     $   953      $ 2,049    $ 3,002
2001........................................................         931        2,035      2,966
2002........................................................         925        1,894      2,819
2003........................................................         925        1,797      2,722
2004........................................................         925        1,649      2,574
Thereafter..................................................       5,551        3,116      8,667
                                                                 -------      -------    -------
                                                                 $10,210      $12,540    $22,750
                                                                 =======      =======    =======

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    SELF-INSURANCE PROGRAMS--The Company participates in a self-insured group health and workers compensation program for employees of Piedmont and Kolmar. Under such programs, the first $50,000 to $100,000 of claims for each employee will be paid by the Company. The Company has accrued $822,000 and $1,162,000 as of December 31, 1998 and 1999, respectively, for unpaid and incurred but not reported claims.

    PRODUCT LIABILITY INSURANCE--The Company maintains product liability insurance which provides coverage in the amount of $52 million per occurrence and $55 million in the aggregate. A product liability claim that results in a judgment or settlement in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, or financial condition.

    ENVIRONMENTAL REGULATION AND COMPLIANCE--The Company's operations and properties are subject to environmental laws. Violations of environmental laws can result in civil or criminal penalties or in cease-and-desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with environmental laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the Piedmont, ASHC and Kolmar acquisitions and certain insurance coverage, the Company believes that the future cost of compliance with existing environmental laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in environmental laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, or financial condition or cash flows.

    ASHC's operations are located within the boundaries of the Puente Valley Operable Unit ("OU") of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASHC, the EPA identified ASHC as one of more than 500 potentially responsible parties ("PRPs") for the contamination of Puente Valley OU. Subsequently, ASHC and 43 other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. The EPA has not determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASHC, the sellers (who currently own the property on which ASHC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for offsets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease offset rights, recent EPA cost estimates of the proposed cleanup alternatives, and certain preliminary estimates of ASHC's share of liability, the Company believes, although there can be no assurance, that ASHC's liability at this site will not be material. In addition, prior to the Company's acquisition of ASHC, the Los Angeles Regional Water Quality Control Board (RWQCB) requested that ASHC conduct certain soil and groundwater investigation and remediation on its property. ASHC has conducted the requested investigations and the RWQCB has approved ASHC's remediation plan.

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

    In October 1995, a definitive order and claim was asserted and issued by the U.S. Environmental Protection Agency against the Company as potentially responsible for the remediation of Carroll&Dubies super fund site near Port Jervis, New York for the actual clean-up. The proceedings remain administrative only, and are not pending as litigation in any U.S. District Court.

    At the Carroll&Dubies site, the remediation work was completed during 1999 and the final post-remediation facility inspection was completed in December 1999. Post-remediation monitoring, expected to cost $350,000 will commence in year 2000. The entire project has been, and will continue to be, fully indemnified by CCL.

    Based on the advice of outside counsel, the Company also maintained an accrual of $5,250,000 as of December 31, 1999 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at December 31, 1999, of $750,000 for liability related to off-site waste disposal locations.

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

    In November 1999, the Company paid a settlement of $1,000,000 with a customer for a product liability claim against its Piedmont Laboratories subsidiary which relates to actions taken prior to the acquisition of the subsidiary by the Company. The Company charged the settlement to operating expenses in the third quarter of 1999. Costs to defend this claim amounted to $1,362,000 in 1999 and were charged to operating expenses primarily in the first and second quarters of 1999.

    EMPLOYEE AGREEMENTS--Effective December 31, 1997, the Company terminated the employment of two existing shareholders in conjunction with the proposed acquisition of Kolmar. The shareholders received lump sum payments totaling $554,000, plus benefits.

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

14. BUSINESS SEGMENT INFORMATION

    The Company operates predominantly in one business segment. The company provides contract manufacturing for consumer products manufacturers and distributors in the health and beauty aids, colored cosmetics, aerosol products such as high-end hair spray and shaving creams and gels. The Company has operating facilities in the U.S., Mexico and Canada.

    Net revenues, income (loss) from operations, identifiable assets, and depreciation and amortization for the year ended December 31, 1997 were from U.S. operating facilities only.

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the year ended December 31, 1998, are as follows:

                                                 UNITED
                                                 STATES     MEXICO     CANADA    OTHER (1)    TOTAL
                                                --------   --------   --------   ---------   --------
                                                               (DOLLARS IN THOUSANDS)
Net revenues..................................  $206,426   $ 6,218     $7,924     $    --    $220,568
Income (loss) from operations.................    12,777       186        349      (1,583)     11,729
Identifiable assets...........................   185,861     3,424     10,140         799     200,224
Depreciation and amortization.................     6,908       273        299          --       7,480

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the year ended December 31, 1999, are as follows:

                                                UNITED
                                                STATES     MEXICO     CANADA    OTHER (1)    TOTAL
                                               --------   --------   --------   ---------   --------
                                                              (DOLLARS IN THOUSANDS)
Net revenues.................................  $233,989   $10,568    $12,483      $ --      $257,040
Income (loss) from operations................    12,235       930        749       (29)       13,885
Identifiable assets..........................   177,963     6,248     13,653       961       198,825
Depreciation and amortization................     8,362       267        202        61         8,892

------------------------

(1) Other--Includes Financial Data for the Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London)

15. SUBSEQUENT EVENTS

    Pursuant to a stock purchase agreement dated February 29, 2000, the Company acquired all of the issued and outstanding stock of Precision Packaging and Services, Inc., an Ohio Corporation ("Precision"), and the related real estate from the Susan L. Purkrabek Small Business Trust, an electing small business trust, the David G. Knust Small Business Trust, an electing small business trust and K.P. Properties, an Ohio general partnership controlled by Ms. Purkrabek and Mr. Knust (the "Sellers") for approximately $42.1 million. Precision is a contract manufacturer of consumer products (i.e., high speed liquid filling, cartoning, shrink wrapping, packaging) for some of the largest U.S. consumer products companies. The Company plans for Precision to continue in this line of business. The Company drew against its existing revolving credit facility to pay Sellers.

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

16. GUARANTOR INFORMATION

    The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed consolidating balance sheets as of December 31, 1998 and 1999 and the condensed consolidating statements of income and cash flows for the years ended December 31, 1998 and 1999 of the Guarantors, representing Kolmar, ASC, Piedmont and Acupac (1999 only), and the non guarantors which consist of Kolmar Canada, a division of CCL, Kolmar de Mexico S.A. de C.V., Kolmar (Aust.) Pty. and Limited Kolmar Laboratories, Inc. (London). The financial information is intended to provide information for the Guarantor and nonguarantor operations of the Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the years ended December 31, 1998 and 1999.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1998

                                           COMBINED                                              CONSOLIDATED
                                          GUARANTORS   NONGUARANTORS     OSG      ELIMINATIONS      TOTAL
                                          ----------   -------------   --------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS:
Current assets:
Cash and short-term investments.........   $  8,806       $   193      $      1     $     --       $  9,000
Accounts receivable, net................     28,737         3,507            --           --         32,244
Other receivables.......................        524           346            --           --            870
Inventories.............................     24,704         2,739            --           --         27,443
Prepaid expenses and other current
  assets................................      4,039            81            32           --          4,152
                                           --------       -------      --------     --------       --------
Total current assets....................     66,810         6,866            33           --         73,709
Property and equipment, net.............     27,914         3,829            --           --         31,743
Goodwill, net...........................     65,957         5,597            --           --         71,554
Intercompany receivable (payable).......    (21,119)       (1,910)       23,029           --             --
Investment in subsidiaries..............         --            --        71,224      (71,224)            --
Other long-term assets..................     15,503             1         7,714           --         23,218
                                           --------       -------      --------     --------       --------
Total assets............................   $155,065       $14,383      $102,000     $(71,224)      $200,224
                                           ========       =======      ========     ========       ========
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable........................   $ 25,777       $ 1,652      $     --     $     --       $ 27,429
Other current liabilities...............     12,174         1,089         5,239           --         18,502
                                           --------       -------      --------     --------       --------
Total current liabilities...............     37,951         2,741         5,239           --         45,931
Long-term debt, less current portion....         --            --       105,000           --        105,000
Other liabilities.......................     19,166            --            --           --         19,166
Intercompany loan.......................     31,979        11,566       (43,545)          --             --
Redeemable preferred stock..............         --            --         4,469           --          4,469
Stockholders' equity....................     65,969            76        30,837      (71,224)        25,658
                                           --------       -------      --------     --------       --------
Total liabilities, redeemable preferred
  stock and stockholders' equity........   $155,065       $14,383      $102,000     $(71,224)      $200,224
                                           ========       =======      ========     ========       ========

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

16. GUARANTOR INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998

                                        COMBINED                                              CONSOLIDATED
                                       GUARANTORS   NONGUARANTORS     OSG      ELIMINATIONS      TOTAL
                                       ----------   -------------   --------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Net revenues.........................   $206,935       $14,142      $    --       $ 509         $220,568
Cost of goods sold...................    175,819        11,734           --        (509)         187,044
                                        --------       -------      -------       -----         --------
Gross profit.........................     31,116         2,408           --          --           33,524
Selling, general and administrative
  expense............................     18,329         3,456           10          --           21,795
                                        --------       -------      -------       -----         --------
Income (loss) from operations........     12,787        (1,048)         (10)         --           11,729
Foreign currency translation loss....       (141)         (886)          --          --           (1,027)
Interest expense, net................      4,957           684        6,805          --           12,446
Other expense(income), net...........      7,512            --       (7,512)                          --
                                        --------       -------      -------       -----         --------
Income (loss) before provision for
  income taxes, extraordinary item...        177        (2,618)         697          --           (1,744)
Provision (benefit) for income
  taxes..............................      1,420          (805)         332          --              947
                                        --------       -------      -------       -----         --------
Income (loss) before extraordinary
  item...............................     (1,243        (1,813)         365          --           (2,691)
Extraordinary item-loss from early
  extinguishment of debt.............      1,258                      1,319          --           (2,577)
                                        --------       -------      -------       -----         --------
Net loss.............................   $ (2,501)      $(1,813)     $  (954)      $  --         $ (5,268)
                                        ========       =======      =======       =====         ========

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

16. GUARANTOR INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                             CONSOLIDATED
                                     GUARANTORS   NONGUARANTORS      OSG      ELIMINATIONS      TOTAL
                                     ----------   -------------   ---------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss...........................   $(2,501)       $(1,813)     $    (954)    $    --        $ (5,268)
Total adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities.......................    35,514         (4,894)       (14,372)         --          16,248
                                      -------        -------      ---------     -------        --------
Net cash provided by (used in)
  operating activities.............    33,013         (6,707)       (15,326)         --          10,980
                                      -------        -------      ---------     -------        --------
CASH FLOWS FROM INVESTING
  ACTIVITIES
Capital expenditures...............    (2,632)          (473)            --          --          (3,105)
Other..............................    (1,130)            --             --          --          (1,130)
Sales of property, plant or
  equipment, net...................        80            605             --          --             685
Acquisition of Kolmar Laboratories,
  Inc., net of cash................   (72,167)        (5,413)            --          --         (77,580)
                                      -------        -------      ---------     -------        --------
Net cash used in investing
  activities.......................   (75,849)        (5,281)            --          --         (81,130)
                                      -------        -------      ---------     -------        --------
CASH FLOWS FROM FINANCING
  ACTIVITIES
Deferred financing acquisition.....      (318)            --        (11,164)         --         (11,482)
Borrowing on senior bridge loan....        --             --         70,000          --          70,000
Borrowing on senior subordinated
  notes............................        --             --        105,000          --         105,000
Repayment of senior bridge loan....        --             --        (70,000)         --         (70,000)
Net repayment on revolving loans...   (10,446)            --             --          --         (10,446)
Repayments of long-term debt.......   (19,745)            (5)            --          --         (19,750)
Repayment of senior subordinated
  debt.............................    (6,000)            --             --          --          (6,000)
Repayment of debt due to
  affiliate........................    91,833          8,005       (103,838)      4,000              --
Payment of dividends...............        --             --            (38)         --             (38)
Proceeds from issuance of stock....    (4,259)         4,000         25,367      (4,000)         21,108
                                      -------        -------      ---------     -------        --------
Net cash provided by financing
  activities.......................    51,065         12,000         15,327          --          78,392
                                      -------        -------      ---------     -------        --------
Effect of exchange rate changes on
  cash.............................        --            167             --          --             167
                                      -------        -------      ---------     -------        --------
Net increase in cash...............     8,229            179              1          --           8,409
Cash, beginning of year............       338             --             --          --             338
                                      -------        -------      ---------     -------        --------
Cash, end of year..................   $ 8,567        $   179      $       1     $    --        $  8,747
                                      =======        =======      =========     =======        ========

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

16.  GUARANTOR INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999

                                          COMBINED                                              CONSOLIDATED
                                         GUARANTORS   NONGUARANTORS     OSG      ELIMINATIONS      TOTAL
                                         ----------   -------------   --------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
ASSETS:
Current assets:
Cash and short-term investments........   $  2,164       $   584      $     36    $      --       $  2,784
Accounts receivable, net...............     31,738         4,468            --           --         36,206
Other receivables......................       (361)           53         2,680           --          2,372
Inventories............................     26,536         4,312            --           --         30,848
Prepaid expenses and other current
  assets...............................      4,148           492            --           --          4,640
                                          --------       -------      --------    ---------       --------
Total current assets...................     64,225         9,909         2,716           --         76,850
Property and equipment, net............     28,692         4,610            40           --         33,342
Goodwill, net..........................     67,876         6,303            --           --         74,179
Intercompany receivable (payable)......     (5,141)       (4,991)       10,132           --             --
Investment in subsidiaries.............         --            --       101,529     (101,529)            --
Other long-term assets.................      8,058            41         6,355           --         14,454
                                          --------       -------      --------    ---------       --------
Total assets...........................   $163,710       $15,872      $120,772    $(101,529)      $198,825
                                          ========       =======      ========    =========       ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.......................   $ 27,060       $ 2,453      $     --    $      --       $ 29,513
Other current liabilities..............      9,677         1,759         4,003           --         15,439
                                          --------       -------      --------    ---------       --------
Total current liabilities..............     36,737         4,212         4,003           --         44,952
Long-term debt, less current portion...      7,413            --       105,000           --        112,413
Other liabilities......................     11,754            --            --           --         11,754
Intercompany loan......................     13,138        10,177       (23,315)          --             --
Redeemable preferred stock.............         --            --         4,679           --          4,679
Stockholders' equity...................     94,668         1,483        30,405     (101,529)        25,027
                                          --------       -------      --------    ---------       --------
Total liabilities, redeemable preferred
  stock and stockholders' equity.......   $163,710       $15,872      $120,772    $(101,529)      $198,825
                                          ========       =======      ========    =========       ========

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

16. GUARANTOR INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999

                                        COMBINED                                              CONSOLIDATED
                                       GUARANTORS   NONGUARANTORS     OSG      ELIMINATIONS      TOTAL
                                       ----------   -------------   --------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Net revenues.........................   $234,831       $23,051      $    --       $(842)        $257,040
Cost of goods sold...................    201,567        18,772           --        (842)         219,497
                                        --------       -------      -------       -----         --------
Gross profit.........................     33,264         4,279           --          --           37,543
Selling, general and administrative
  expense............................     21,150         2,263          245          --           23,658
                                        --------       -------      -------       -----         --------
Income (loss) from operations........     12,114         2,016         (245)         --           13,885
Foreign currency translation gain....         --           446           --          --              446
Interest expense, net................      2,563           862       10,061          --           13,486
Other expense(income), net...........      7,254           249       (7,503)         --               --
Income (loss) before provision for
  income taxes.......................      2,297         1,351       (2,803)         --              845
Provision (benefit) for income
  taxes..............................      1,754           334         (992)         --            1,096
                                        --------       -------      -------       -----         --------
Net Income (loss)....................   $    543       $ 1,017      $(1,811)      $  --         $   (251)
                                        ========       =======      =======       =====         ========

                        OUTSOURCING SERVICES GROUP, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

16.  GUARANTOR INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                             CONSOLIDATED
                                     GUARANTORS   NONGUARANTORS      OSG      ELIMINATIONS      TOTAL
                                     ----------   -------------   ---------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income (loss)..................   $    543       $ 1,017      $  (1,811)    $    --         $  (251)
Total adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities.......................    (10,056)        2,680        (19,933)     30,305           2,996
                                      --------       -------      ---------     -------         -------
Net cash provided by (used in)
  operating activities.............     (9,513)        3,697        (21,744)     30,305           2,745
                                      --------       -------      ---------     -------         -------

CASH FLOWS FROM INVESTING
  ACTIVITIES
Capital expenditures...............     (4,393)       (1,266)           (40)         --          (5,699)
Other..............................         --          (168)            --          --            (168)
Sales of property, plant or
  equipment, net...................         79           148             --          --             227
Acquisition of Acupac Packaging,
  and Bradcan Corporation net of
  cash.............................     (9,776)         (797)            --          --         (10,573)
                                      --------       -------      ---------     -------         -------
Net cash used in investing
  activities.......................    (14,090)       (2,083)           (40)                    (16,213)
                                      --------       -------      ---------     -------         -------

CASH FLOWS FROM FINANCING
  ACTIVITIES
Net borrowing on revolving loans...      7,413            --             --          --           7,413
Repayment (borrowing) of debt due
  to affiliate.....................     11,464        (1,389)        20,230     (30,305)             --
Payment of dividends...............     (1,750)           --          1,712                         (38)
Repurchase of management stock.....         --            --           (124)                       (124)
                                      --------       -------      ---------     -------         -------

Net cash provided by financing
  activities.......................     17,127        (1,389)        21,818     (30,305)          7,251
                                      --------       -------      ---------     -------         -------

Effect of exchange rate changes on
  cash.............................         --            --             --          --              --
                                      --------       -------      ---------     -------         -------
Net increase in cash...............     (6,476)          225             34          --          (6,217)
Cash, beginning of year............      8,568           178              1          --           8,747
                                      --------       -------      ---------     -------         -------
Cash, end of year..................   $  2,092       $   403      $      35     $    --         $ 2,530
                                      ========       =======      =========     =======         =======

                        OUTSOURCING SERVICES GROUP, INC.
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                (IN THOUSANDS)
                                     ---------------------------------------------------------------------
             COLUMN A                COLUMN B             COLUMN C             COLUMN D          COLUMN E
-----------------------------------   ------       ----------------------      ------------      ---------
                                     BALANCE AT                                           BAD DEBTS
                                     BEGINNING                                           CHARGED OFF           BALANCE AT
            DESCRIPTION              OF PERIOD               ADDITIONS               (NET OF RECOVERIES)      END OF PERIOD
            -----------              ----------              ---------               -------------------      -------------
                                                        (1)             (2)
                                                     CHARGED TO      CHARGED TO
                                                     COSTS AND         OTHER
                                                      EXPENSES        ACCOUNTS
                                                     ----------      ----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31,
          1997                         $   58          $ (134)         $  315               $ (30)               $  209
          1998                            209             577             945                (320)                1,411
          1999                          1,411             748              93                (761)                1,491

RESERVE FOR EXCESS AND OBSOLETE
 INVENTORY:
Year ended December 31,
          1997                         $  464          $ (556)         $1,099               $  --                $1,007
          1998                          1,007             724           1,806                  --                 3,537
          1999                          3,537           2,797          (3,365)                 --                 2,969

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

Date: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
              /s/ CHRISTOPHER DENNEY                 Chief Executive Officer,
     ----------------------------------------          President and Director           March 30, 2000
                Christopher Denney                     (Principal Executive Officer)

                                                     Chief Financial Officer, Vice
                 /s/ PERRY MORGAN                      President and Secretary
     ----------------------------------------          (Principal Financial and         March 30, 2000
                   Perry Morgan                        Accounting Officer)

                 /s/ WALTER K. LIM
     ----------------------------------------        Chairman of the Board and          March 30, 2000
                   Walter K. Lim                       Director

                 /s/ DREW H. ADAMS
     ----------------------------------------        Director                           March 30, 2000
                   Drew H. Adams

                /s/ FRANK EDELSTEIN
     ----------------------------------------        Director                           March 30, 2000
                  Frank Edelstein

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
              /s/ SAMUEL D. GARRETSON
     ----------------------------------------        Director                           March 30, 2000
                Samuel D. Garretson

                 /s/ HOWARD C. LIM
     ----------------------------------------        Director                           March 30, 2000
                   Howard C. Lim

                /s/ JOHN H. MORRIS
     ----------------------------------------        Assistant Secretary and Director   March 30, 2000
                  John H. Morris

              /s/ ROBERT M. WADSWORTH
     ----------------------------------------        Director                           March 30, 2000
                Robert M. Wadsworth