Form 10-Q
period 2000-04-01
OUTSOURCING SERVICES GROUP INC
filed 2000-05-12
CIK 1054211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                       COMMISSION FILE NUMBER: 333-57209

                            ------------------------

                        OUTSOURCING SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      33-0597491
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

        650 FIFTH AVENUE, 14TH FLOOR
                NEW YORK, NY                                       10019
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (212) 957-6368

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on April 1, 2000: 3,441,983 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        OUTSOURCING SERVICES GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                        --------
PART I.   Financial Information

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of April 1, 2000
          (unaudited) and December 31, 1999...........................      3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended April 1, 2000 and April 3, 1999
          (unaudited).................................................      4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended April 1, 2000 and April 3, 1999
          (unaudited).................................................      5

          Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................      7

ITEM 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations...................................     14

PART II.  Other Information...........................................     17

Item 1.   Legal Proceedings...........................................     17

Item 2.   Changes in Securities.......................................     17

Item 3.   Defaults Upon Senior Securities.............................     17

Item 4.   Submission of Matters to a Vote of Security Holders.........     17

Item 5.   Other Information...........................................     17

Item 6.   Exhibits and Reports on Form 8-K............................     17

SIGNATURES............................................................     18

EXHIBITS..............................................................     19

               OUTSOURCING SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               APRIL 1,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,112      $  2,530
  Short-term investments....................................         254           254
  Accounts receivable, net..................................      40,982        36,206
  Other receivables.........................................       3,107         2,372
  Inventories, net..........................................      33,668        30,848
  Prepaid expenses and other current assets.................       1,634         1,085
  Deferred income taxes, current............................       3,555         3,555
                                                                --------      --------
    Total current assets....................................      86,312        76,850
  PROPERTY AND EQUIPMENT, net...............................      42,005        33,342
  GOODWILL, net.............................................     103,138        74,179
  DEFERRED INCOME TAXES, non-current........................       3,051         3,051
  DEFERRED FINANCING COSTS, net.............................       6,272         6,243
  ENVIRONMENTAL INSURANCE RECEIVABLE........................         350           350
  DUE FROM CCL..............................................       3,376         3,376
  OTHER ASSETS..............................................       1,273         1,434
                                                                --------      --------
    Total assets............................................    $245,777      $198,825
                                                                ========      ========

            LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable....................................    $ 29,588      $ 29,513
  Accrued expenses..........................................      14,544        15,074
  Deferred income taxes, current............................         274           274
  Other current liabilities.................................         716            91
                                                                --------      --------
    Total current liabilities...............................      45,122        44,952
  DEFERRED INCOME TAXES, non-current........................       3,406         3,406
  ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES.........       8,442         8,348
  LONG TERM DEBT............................................     159,881       112,413
                                                                --------      --------
    Total liabilities.......................................     216,851       169,119
  REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value;
    3,750 shares authorized, issued and outstanding.........         375           375
  REDEEMABLE SERIES B PREFERRED STOCK, $001 par value;
    26,250 shares authorized issued and outstanding.........       4,356         4,304
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 6,000,000 shares
    authorized; 3,441,983 shares issued and outstanding.....           3             3
  Common stock warrants.....................................         663           663
  Additional paid-in capital................................      32,140        32,140
  Notes receivable from stockholders........................        (764)         (764)
  Accumulated deficit.......................................      (7,946)       (7,083)
  Accumulated other comprehensive income....................          99            68
                                                                --------      --------
    Total stockholders' equity..............................      24,195        25,027
                                                                --------      --------
      Total liabilities, redeemable preferred stock and
        stockholder's equity................................    $245,777      $198,825
                                                                ========      ========

            See notes to condensed consolidated financial statements

                        OUTSOURCING SERVICES GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999 (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              APRIL 1, 2000    APRIL 3, 1999
                                                              --------------   --------------
NET REVENUES................................................    $   68,212       $   63,723
COST OF GOODS SOLD..........................................        58,364           54,330
                                                                ----------       ----------
GROSS PROFIT................................................         9,848            9,393

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................         6,394            6,014
                                                                ----------       ----------
INCOME FROM OPERATIONS......................................         3,454            3,379
INTEREST EXPENSE, net.......................................         3,727            3,388
                                                                ----------       ----------

LOSS BEFORE PROVISION FOR INCOME TAXES......................          (273)              (9)
PROVISION FOR INCOME TAXES..................................           528              246
                                                                ----------       ----------
NET LOSS....................................................          (801)            (255)

ACCRETION AND DIVIDENDS ON PREFERRED STOCK..................           (62)             (62)
                                                                ----------       ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................          (863)            (317)
                                                                ==========       ==========
NET LOSS....................................................    $     (801)      $     (255)

OTHER COMPREHENSIVE (LOSS) INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT.....................            31              600
                                                                ----------       ----------
COMPREHENSIVE (LOSS) INCOME.................................    $     (770)      $      345
                                                                ==========       ==========
LOSS PER SHARE, BASIC AND DILUTED...........................    $    (0.23)      $    (0.07)
                                                                ==========       ==========
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................    $    (0.25)      $    (0.09)

WEIGHTED AVERAGE COMMON SHARES, BASIC AND DILUTED...........    $3,441,983       $3,453,366
                                                                ==========       ==========

            See notes to condensed consolidated financial statements

                        OUTSOURCING SERVICES GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999 (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              APRIL 1, 2000    APRIL 3, 1999
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................     $   (801)         $  (255)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................        2,654            1,962
    Amortization of deferred financing costs................          321              325
    Provision for doubtful accounts.........................          184              107
  Change in operating assets and liabilities, net of effect
    of Acquisition of Precision Packaging (2000)
    Trade accounts receivables..............................          468           (2,334)
    Other receivables.......................................       (1,948)             862
    Inventories.............................................       (1,313)          (1,831)
    Prepaid expenses and other current assets...............         (503)          (1,341)
    Other assets............................................        1,189              316
    Accounts payable........................................       (2,093)           6,962
    Accrued expenses and other liabilities..................       (1,391)          (4,242)
                                                                 --------          -------
      Net cash (used in) provided by operating activities...       (3,233)             531

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................         (811)            (503)
Sale of property, plant and equipment.......................            5               71
Acquisition of Precision Packaging, net of cash acquired....      (42,429)              --
                                                                 --------          -------
      Net cash used in investing activities.................      (43,235)            (432)

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

     FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999 (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              APRIL 1, 2000    APRIL 3, 1999
                                                              --------------   --------------
CASH FLOWS FROM FINANCING ACTIVTIES:
Net borrowing on revolving loans............................       47,468               --
Dividends on preferred stock................................           (9)              (9)
Increase in deferred finance cost...........................         (350)              --
Repurchase of management stock..............................           --             (124)
                                                                 --------          -------
      Net cash provided by (used in) financing activities...       47,109             (133)
                                                                 --------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................          (59)             426
                                                                 --------          -------
NET INCREASE IN CASH........................................          582              392
CASH, beginning of period...................................        2,530            8,747
                                                                 --------          -------
CASH, end of period.........................................     $  3,112          $ 9,139
                                                                 ========          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the quarter for:
  Interest..................................................     $  5,709          $ 6,103
                                                                 ========          =======
  Income taxes..............................................     $    140          $   118
                                                                 ========          =======
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock...................     $     53          $    53
                                                                 ========          =======

  The Company acquired all the capital stock of Precision
  Packaging and Services, Inc. (February 29, 2000)
  In conjunction with the acquisition, liabilities were
  assumed as follows:
    Fair value of assets acquired...........................     $ 16,766          $    --
    Intangible assets acquired..............................       30,139               --
    Cash paid for capital stock.............................      (36,237)              --
    Cash paid for assets....................................       (6,000)              --
                                                                 --------          -------
    Liabilities assumed.....................................        4,668               --
                                                                 ========          =======

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

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

    In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of April 1, 2000, and April 3, 1999, the results of its operations and cash flows for the three month periods ended April 1, 2000 and April 3, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, requires adoption by the Company no later than January 1, 2001. The company plans to adopt SFAS No. 133 at that time. The Company is still evaluating the effects of adopting SFAS No. 133

3. INVENTORIES

    Inventories consisted of the following at April 1, 2000 and December 31, 1999:

                                                         APRIL 1,    DECEMBER 31,
                                                           2000          1999
                                                         ---------   -------------
                                                              (IN THOUSANDS)
Raw materials..........................................   $24,830       $23,045
Work-in-process........................................     5,140         4,428
Finished goods.........................................     7,064         6,344
                                                          -------       -------
                                                           37,034        33,817
Less reserve for excess and obsolete inventories.......    (3,366)       (2,969)
                                                          -------       -------
                                                          $33,668       $30,848
                                                          =======       =======

4. CONTINGENCIES

    ENVIRONMENTAL REGULATION AND COMPLIANCE

    The Company's operations and properties are subject to extensive federal, state, local and foreign environment laws and regulations concerning among other things, emissions to air, discharges to water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Violations of

                        OUTSOURCING SERVICES GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

                                  (UNAUDITED)

4. CONTINGENCIES (CONTINUED)
Environmental Laws can result in civil or criminal penalties or in cease and desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with Environmental Laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the Kolmar Acquisition, the ASC acquisition and the Piedmont acquisition, and certain insurance coverages, the Company believes that the future cost of compliance with existing Environmental Laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in Environmental Laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

    In that regard, ASC's operations are located within the boundaries of the Puente Valley Operable Unit ("OU") of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASC, the U.S. Environmental Protection Agency ("EPA") identified ASC as one of more than five hundred PRPs for the Puente Valley OU. Subsequently, ASC and forty-three other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. To date, the EPA has not finally determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASC, the sellers (who currently own the property on which ASC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for off-sets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease off-set rights, recent EPA cost estimates of the proposed cleanup alternatives and certain preliminary estimates of ASC's share of liability, the Company believes, although there can be no assurance, that ASC's liability at this site will not be material. In addition, prior to the Company's merger with Aerosol Services Holding Corporation ("ASHC"), the

                        OUTSOURCING SERVICES GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

                                  (UNAUDITED)

4. CONTINGENCIES (CONTINUED)
Los Angeles Regional Water Quality Control Board ("RWQCB") requested that ASC conduct certain soil and groundwater investigation and remediation on its property. ASC has conducted the requested investigations and the RWQCB has approved ASC's remediation plan. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

    Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Carroll & Dubies site, the remediation work was completed during 1999 and the final post-remediation facility inspection was completed in December 1999. To date $6.7 million of clean-up costs were incurred and funded through insurance. Post-remediation monitoring, expected to cost $350,000 has commenced in the year 2000 and will continue through year 2005. The entire project has been, and will continue to be, fully indemnified by CCL.

    Based on the advice of outside counsel, the Company also maintained an accrual of $5,250,000 as of April 1, 2000 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at April 1, 2000 of $750,000 for liability related to off-site waste disposal locations.

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

    The Company also faces risks relating to federal and state environmental regulation of VOCs. Recently enacted or future legislation requiring reductions in the use of these materials could materially adversely affect the Company's business if the industry does not develop material technology and product formulations to meet such future standards. California and New York recently have mandated reductions in VOCs in aerosol products, and it is possible that Georgia and other states may in the future pass similar legislation or enact regulations. All of the Company's products meet the current regulatory standards, and

                        OUTSOURCING SERVICES GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

                                  (UNAUDITED)

4. CONTINGENCIES (CONTINUED)
management believes, although there can be no assurance, that material technology and product formulations will be developed that meet the future standards.

    LITIGATION

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

5. BUSINESS ACQUISITION

    On February 29, 2000, pursuant to a stock purchase agreement dated February 29, 2000, the Company acquired all of the issued and outstanding stock of Precision Packaging and Services, Inc., an Ohio Corporation ("Precision"), and the related real estate from the Susan L. Purkrabek Small Business Trust, an electing small business trust, the David G. Knust Small Business Trust, an electing small business trust and K.P. Properties, an Ohio general partnership controlled by Ms. Purkrabek and Mr. Knust (the "Sellers") for approximately $42.4 million. Precision is a contract manufacturer of consumer products (i.e., high-speed liquid filling, cartoning, shrink wrapping, packaging) for some of the largest U.S. consumer products companies. The Company plans for Precision to continue in this line of business. The Company drew against its existing revolving credit facility to pay Sellers.

    The acquisition has been accounted for as a purchase, and accordingly, the purchase price was allocated to the net tangible and intangible assets acquired based on estimated fair values at February 29, 2000. The excess purchase price over the net assets and liabilities acquired was allocated to goodwill. The results of operations of Precision have been included in the condensed consolidated financial statements since the acquisition date.

6. SUPPLEMENTAL GUARANTOR INFORMATION

    The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed combined balance sheets as of April 1, 2000 and the condensed combined statements of operations and cash flows for the three month period ended April 1, 2000 of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac and Precision and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London). The financial information is intended to provide information for the guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the three month period ended April 1, 2000.

                        OUTSOURCING SERVICES GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

                                  (UNAUDITED)

6. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
         CONDENSED COMBINED BALANCE SHEET AT APRIL 1, 2000 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                       COMBINED                                              CONSOLIDATED
                                      GUARANTORS   NONGUARANTORS     OSG      ELIMINATIONS      TOTAL
                                      ----------   -------------   --------   ------------   ------------
ASSETS:
Current Assets:
Cash and short term investments.....   $  3,007       $   358      $      1    $      --       $  3,366
Accounts receivable, net............     36,380         4,602            --           --         40,982
Other receivables...................      2,584             4           519           --          3,107
Inventories.........................     29,894         3,774            --           --         33,668
Prepaid expenses and other current
  assets............................      4,769           420            --           --          5,189
                                       --------       -------      --------    ---------       --------
Total current assets................     76,634         9,158           520           --         86,312
Property and equipment, net.........     37,369         4,596            40           --         42,005
Goodwill, net.......................     96,867         6,271            --           --        103,138
Intercompany receivable (payable)...     37,017        (5,121)      (31,896)          --             --
Investment in subsidiaries..........         --            --       143,167     (143,167)            --
Other long-term assets..............      8,217            37         6,068           --         14,322
                                       --------       -------      --------    ---------       --------
Total Assets........................   $256,104       $14,941      $117,899    $(143,167)      $245,777
                                       ========       =======      ========    =========       ========

LIABILITIES:
Current Liabilities:
Accounts payable....................   $ 27,854       $ 1,734      $     --    $      --       $ 29,588
Other current liabilities...........     12,550         1,797         1,187           --         15,534
                                       --------       -------      --------    ---------       --------
Total current liabilities...........     40,404         3,531         1,187           --         45,122
Long-term debt, less current
  portion...........................     54,881            --       105,000           --        159,881
Other liabilities...................     11,848            --            --           --         11,848
Intercompany loan...................     13,338         9,977       (23,315)          --             --
Redeemable preferred stock..........         --            --         4,731           --          4,731
Stockholders' equity................    135,633         1,433        30,296     (143,167)        24,195
                                       --------       -------      --------    ---------       --------
Total Liabilities, Redeemable
  Preferred Stock and Stockholders'
  Equity............................   $256,104       $14,941      $117,899    $(143,167)      $245,777
                                       ========       =======      ========    =========       ========

                        OUTSOURCING SERVICES GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

                                  (UNAUDITED)

6. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
 CONDENSED COMBINED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 1,
                                      2000
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                 COMBINED                                              CONSOLIDATED
                                                GUARANTORS   NONGUARANTORS     OSG      ELIMINATIONS      TOTAL
                                                ----------   -------------   --------   ------------   ------------
Net revenues..................................   $62,184        $6,060       $    --        $ 32         $68,212
Cost of goods sold............................    53,101         5,295            --         (32)         58,364
                                                 -------        ------       -------        ----         -------
Gross profit..................................     9,083           765            --          --           9,848
Selling, general and administrative expense...     5,667           666            61          --           6,394
                                                 -------        ------       -------        ----         -------
Income (loss) from operations.................     3,416            99           (61)         --           3,454
Interest expense, net.........................     1,050           166         2,511          --           3,727
Other expense (income) net....................     1,889            --        (1,889)         --              --
                                                 -------        ------       -------        ----         -------
Income (loss) before provision for income
  taxes.......................................       477           (67)         (683)         --            (273)
Provision (benefit) for income taxes..........       544           (16)           --          --             528
                                                 -------        ------       -------        ----         -------
Net loss......................................   $   (67)       $  (51)      $  (683)       $ --         $  (801)
                                                 =======        ======       =======        ====         =======

 CONDENSED COMBINED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 1,
                                2000 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  NON-                                CONSOLIDATED
                                                  GUARANTORS   GUARANTORS     OSG      ELIMINATIONS      TOTAL
                                                  ----------   ----------   --------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss........................................   $    (67)     $ (51)     $   (683)    $     --       $   (801)
Total adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities....................................        132        112       (44,315)      41,639         (2,432)
                                                   --------      -----      --------     --------       --------
Net cash provided by (used in) operating
  activities....................................         65         61       (44,998)      41,639         (3,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures............................       (658)      (153)           --           --           (811)
Sales of property, plant or equipment, net......          5         --            --           --              5
Acquisition of Precision Packaging, net of cash
  required......................................    (42,429)        --            --           --        (42,429)
                                                   --------      -----      --------     --------       --------
Net cash used in investing activities...........    (43,082)      (153)           --           --        (43,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayment) borrowing on revolving loan.....     47,468         --            --           --         47,468
Dividends on preferred stock....................         (9)        --            --           --             (9)
Increase in deferred finance cost...............         --         --          (350)          --           (350)
Payment of dividends............................       (626)        --           626           --             --
Repayment of debt due to affiliated.............     (3,064)        16        44,687      (41,639)            --
                                                   --------      -----      --------     --------       --------
Net (provided by) used in financing
  activities....................................     43,769         16        44,963      (41,639)        47,109

Effect of exchange rate changes on cash.........         --        (59)           --           --            (59)
                                                   --------      -----      --------     --------       --------
Net increase (decrease) in cash.................        752       (135)          (35)          --            582
Cash, beginning of period.......................      2,092        403            35           --          2,530
                                                   --------      -----      --------     --------       --------
Cash, end of period.............................   $  2,844      $ 268      $     --     $     --       $  3,112
                                                   ========      =====      ========     ========       ========

                        OUTSOURCING SERVICES GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

                                  (UNAUDITED)

7. BUSINESS SEGMENT INFORMATION

   The Company operates predominantly in one business segment. The company provides contract manufacturing for consumer products manufacturers and distributors in the health and beauty aids, colored cosmetics, and aerosol products (such as high-end hair spray and shaving creams and gels) industry. The Company has operating facilities in the U.S., Mexico, and Canada.

    Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the three months ended April 1, 2000, are as follows:

                                            UNITED
                                            STATES     MEXICO     CANADA     OTHER      TOTAL
                                           --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Net revenues.............................  $ 62,152    $2,354    $ 3,706      $ --     $ 68,212
Income from operations...................     3,379        77         22       (24)       3,454
Identifiable assets......................   225,715     5,834     13,379       849      245,777
Depreciation and amortization............     2,451        69        119        15        2,654

    Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the three months ended April 3, 1999, are as follows:

                                            UNITED
                                            STATES     MEXICO     CANADA     OTHER      TOTAL
                                           --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Net revenues.............................  $ 59,096    $2,668    $ 1,959      $ --     $ 63,723
Income from operations...................     2,993       253        185       (52)       3,379
Identifiable assets......................   184,986     4,742     10,584       810      201,122
Depreciation and amortization............     1,880        59         19         4        1,962

                        OUTSOURCING SERVICES GROUP, INC.

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

RESULTS OF OPERATIONS

    For the three months ended April 1, 2000 compared to the three months ended April 3, 1999.

    NET REVENUE. Net revenues increased by approximately $4.5 million, or 7.1% to $68.2 million for the three month period ended April 1, 2000 from $63.7 million for the three month period ended April 3, 1999. The increase was primarily attributable to the acquisitions of Acupac Packaging and Precision Packaging and Services, Inc., which contributed $4.9 million and $3.4 million, respectively, for a net revenue increase of $8.3 million for the three months ended April 1, 2000, offset by a decrease in sales of $3.8 million which was higher in the 1st Quarter of 1999 due to the launch of a new line of color cosmetics for a large domestic customer.

    COST OF GOODS SOLD. Cost of goods sold increased by approximately $4.0 million, or 7.6% to $58.4 million for the three month period ended April 1, 2000 from $54.3 million for the three month period ended April 3, 1999. Total cost of goods sold, as a percentage of sales, increased slightly to 85.6% for the three month period ended April 1, 2000 from 85.3% for the three month period ended April 3, 1999. The increase was attributable to the acquisition of Acupac Packaging and Precision they contributed $4.0 million and $2.7 million, respectively, to the cost of goods sold from the three months ended April 1, 2000, offset by a decrease in cost of goods sold of $2.7 million which was higher in the 1st Quarter of 1999 due to the launch of a new line of color cosmetics for a large domestic customer.

    SG&A EXPENSES. Selling, general and administrative expenses ("SG&A") increased approximately by $0.4 million or 6.3% to $6.4 million for the three month period ended April 1, 2000 from $6.0 million for the three month period ended April 3, 1999. The increase was attributable to the acquisition of Acupac and Precision the total SG&A was $0.5 million and $0.3 million respectively, for the three months ended April 1, 2000. As a percentage of net revenues, SG&A remains the same at 9.4% for the three months period ended April 1, 2000 and April 3, 1999.

    INTEREST EXPENSE. Interest expense increased $0.3 million, or 10.0% to $3.7 million for the three month period ended April 1, 2000 from $3.4 million for the three month period ended April 3, 1999. Total indebtedness increased $47.5 million from $112.4 million at April 3, 1999 to $159.9 million at April 1, 2000. The increase in debt and related interest expense was primarily attributable to the acquisition of Precision Packaging and Services, Inc. on February 29, 2000.

                        OUTSOURCING SERVICES GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 1, 2000, OSG had cash and cash equivalents of $3.1 million, working capital of $41.2 million and long-term debt of $159.9 million. The primary sources of cash were from financing activities due to the acquisition of Precision on February 29, 2000. Principal uses of cash were for acquisitions, interest payments and capital expenditures. Cash (used in) provided by operations was ($3.2) million and $0.5 million for the three month period ended April 1, 2000 and April 3, 1999, respectively.

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

    The Company's capital expenditures are expected to increase slightly from historical levels. The Company's capital expenditures will be primarily for replacements of existing assets, new customer requirements, and to upgrade various manufacturing equipment and facilities in order to reduce manufacturing costs.

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

                        OUTSOURCING SERVICES GROUP, INC.

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

    Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general and economic business conditions, both domestic and foreign; industry and market capacity; fashion industry changes; the impact of the Year 2000 issue; wage rates; existing government regulations and changes in, or failure to comply with, government regulations; liabilities and other claims asserted against the Company; competition; the loss of any significant customers; change in operating strategy or development plans; the ability to attract or retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business; and other factors referenced in this Form 10-Q and the Company's Form 10-K, copies of which may be obtained from the Company without cost.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT INDEX

            ITEM
           NUMBER                                     EXHIBIT                                     PAGE
    ---------------------   ------------------------------------------------------------  --------------------
             11.            Statement of computation of basic and diluted net income per
                            share                                                         19

             27.            Financial data schedule                                       Filed electronically

(B) REPORTS ON FORM 8-K*

    On February 29, 2000 the Company filed a Form 8-K reporting the following transaction under Item 2:

    Pursuant to a stock purchase agreement dated February 29, 2000, the Company acquired all of the issued and outstanding stock of Precision Packaging and Services, Inc., an Ohio Corporation ("Precision"), and the related real estate from the Susan L. Purkrabek Small Business Trust, and electing small business trust, the David G. Knust Small business Trust, an electing small business trust and K.P. Properties, an Ohio general partnership controlled by Ms. Purkrabek and Mr. Knust (the "Sellers") for approximately $42.4 million. Precision is a contract manufacturer of consumer products (i.e., high speed liquid filling, cartoning, shrink wrapping, packaging) for some of the largest U.S. consumer products companies. The Company plans for Precision to continue in this line of business. The Company drew against its existing revolving credit facility to pay Sellers.

------------------------

*   Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       OUTSOURCING SERVICES GROUP, INC.

Dated: May 12, 2000                                    By:            /s/ CHRISTOPHER DENNEY
                                                            -----------------------------------------
                                                                        Christopher Denney
                                                                CHIEF EXECUTIVE OFFICER, PRESIDENT
                                                            AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Dated: May 12, 2000                                    By:               /s/ PERRY MORGAN
                                                            -----------------------------------------
                                                                           Perry Morgan
                                                            CHIEF FINANCIAL OFFICER VICE PRESIDENT AND
                                                                SECRETARY (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)