Form 10-Q
period 2000-07-01
OUTSOURCING SERVICES GROUP INC
filed 2000-08-15
CIK 1054211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED                   COMMISSION FILE NUMBER:
                JULY 1, 2000                                   333-57209

                            ------------------------

                        OUTSOURCING SERVICES GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     33-0597491
        (State or other jurisdiction              (I.R.S. Employer Identification No.)
     of incorporation or organization)

        650 FIFTH AVENUE, 14TH FLOOR                             10019
                NEW YORK, NY                                   (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 957-6368

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on July 1, 2000: 3,441,983 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        OUTSOURCING SERVICES GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                                                               PAGE
                                                                                                             ---------
PART I.        Financial Information

ITEM 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of July 1, 2000 (unaudited) and December 31,
               1999........................................................................................          3
               Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended
               July 1, 2000 and July 3, 1999 (unaudited)...................................................          4
               Condensed Consolidated Statements of Cash Flows for the Three and Six Month Periods Ended
               July 1, 2000 and July 3, 1999 (unaudited)...................................................          5
               Notes to Condensed Consolidated Financial Statements (unaudited)............................          7

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.......         15

PART II.       Other Information...........................................................................         18

Item 1.        Legal Proceedings...........................................................................         18

Item 2.        Changes in Securities.......................................................................         18

Item 3.        Defaults Upon Senior Securities.............................................................         18

Item 4.        Submission of Matters to a Vote of Security Holders.........................................         18

Item 5.        Other Information...........................................................................         18

Item 6.        Exhibits and Reports on Form 8-K............................................................         18

SIGNATURES.................................................................................................         19

EXHIBITS...................................................................................................         20

               OUTSOURCING SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   FOR THE SIX MONTHS ENDED JULY 1, 2000 AND

                        THE YEAR ENDED DECEMBER 31, 1999

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JULY 1,    DECEMBER 31, 1999
                                                                                      2000
                                                                                   -----------  -----------------
                                                                                   (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................   $   1,993       $   2,530
  Short term investments.........................................................         261             254
  Accounts receivable, net.......................................................      37,608          36,206
  Other receivables..............................................................       3,794           2,372
  Inventories, net (Note 3)......................................................      32,691          30,848
  Prepaid expenses and other current assets......................................       1,612           1,085
  Deferred income taxes, net.....................................................       3,555           3,555
                                                                                    ---------       ---------
    Total current assets.........................................................      81,514          76,850
  PROPERTY AND EQUIPMENT, net....................................................      41,899          33,342
  GOODWILL, net..................................................................     101,037          74,179
  DEFERRED INCOME TAXES, non-current.............................................       3,051           3,051
  DEFERRED FINANCING COSTS, net..................................................       5,923           6,243
  ENVIRONMENTAL INSURANCE RECEIVABLE.............................................         350             350
  DUE FROM CCL...................................................................       3,376           3,376
  OTHER ASSETS...................................................................       1,322           1,434
                                                                                    ---------       ---------
    Total assets.................................................................   $ 238,472       $ 198,825
                                                                                    =========       =========

                        LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable.........................................................   $  29,466       $  29,513
  Accrued expenses...............................................................      16,206          15,074
  Deferred taxes.................................................................         274             274
  Other current liabilities......................................................          33              91
                                                                                    ---------       ---------
    Total current liabilities....................................................      45,979          44,952
  DEFERRED INCOME TAXES, non-current.............................................       3,426           3,406
  ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES (Note 4).....................       8,590           8,348
  LONG TERM DEBT.................................................................     151,912         112,413
                                                                                    ---------       ---------
    Total liabilities............................................................     209,907         169,119
  REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value;
    3,750 shares authorized, issued and outstanding..............................         375             375
  REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value;
    26,250 shares authorized, issued and outstanding.............................       4,409           4,304
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 6,000,000 shares authorized; 3,441,983 shares issued and outstanding as of July 1, 2000 and 3,441,983 as of December 31,
    1999.........................................................................           3               3
  Common stock warrants..........................................................         663             663
  Additional paid-in capital.....................................................      32,140          32,140
  Notes receivable from stockholders.............................................        (764)           (764)
  Accumulated deficit............................................................      (7,825)         (7,083)
  Accumulated other comprehensive income (loss)..................................        (436)             68
                                                                                    ---------       ---------
    Total stockholders' equity...................................................      23,781          25,027
                                                                                    ---------       ---------
    Total Liabilities, Redeemable Preferred Stock and Stockholders' Equity.......   $ 238,472       $ 198,825
                                                                                    =========       =========

            See notes to condensed consolidated financial statements

                        OUTSOURCING SERVICES GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED

                         JULY 1, 2000 AND JULY 3, 1999

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               ------------------------  ------------------------
                                                                 JULY 1,      JULY 3,      JULY 1,      JULY 3,
                                                                  2000         1999         2000         1999
                                                                ---------    ---------    ---------    ---------

                                                                     (UNAUDITED)               (UNAUDITED)
NET REVENUES.................................................   $  74,494    $  68,974    $ 142,706    $ 132,697
COST OF GOODS SOLD...........................................      63,457       58,454      121,821      112,784
                                                                ---------    ---------    ---------    ---------
GROSS PROFIT.................................................      11,037       10,520       20,885       19,913
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.................       6,500        5,855       12,894       11,869
                                                                ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS............................       4,537        4,665        7,991        8,044
INTEREST EXPENSE, net........................................       4,306        3,284        8,033        6,672
OTHER INCOME, net............................................          --         (418)          --         (418)
                                                                ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAX PROVISION....................         231        1,799          (42)       1,790
PROVISION FOR INCOME TAXES...................................          48          787          576        1,033
                                                                ---------    ---------    ---------    ---------
NET INCOME (LOSS)............................................         183        1,012         (618)         757
ACCRETION OF PREFERRED STOCK.................................         (53)         (62)        (105)        (124)
PREFERRED STOCK DIVIDENDS....................................          (9)          (9)         (19)         (19)
                                                                ---------    ---------    ---------    ---------
NET INCOME (LOSS) ATTRIBUTABLE COMMON STOCKHOLDERS...........         121          941         (742)         614
                                                                =========    =========    =========    =========
OTHER COMPREHENSIVE INCOME (LOSS) FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT.....................................        (535)         (17)        (504)         659
                                                                ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS)..................................        (414)         924       (1,246)       1,273
                                                                =========    =========    =========    =========
EARNINGS (LOSS) PER SHARE:
NET INCOME (LOSS) PER COMMON SHARE--Basic....................   $    0.05    $    0.29    $   (0.22)   $    0.18
                                 --Diluted...................   $    0.05    $    0.28    $   (0.22)   $    0.17
                                                                =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic........................................................   3,441,983    3,447,737    3,441,983    3,447,737
Diluted......................................................   3,580,483    3,586,237    3,580,483    3,586,237

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTH PERIOD ENDED JULY 1, 2000 AND JULY 3, 1999

                                 (IN THOUSANDS)

                                                                                            JULY 1,      JULY 3,
                                                                                             2000         1999
                                                                                          -----------  -----------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................................................   $    (618)   $     757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization.........................................................       5,810        4,001
  Amortization of deferred financing costs..............................................         670          650
  Provision for doubtful accounts.......................................................         247          150
  Deferred income taxes.................................................................          20       --
  Change in operating assets and liabilities, net of effect of Acupac Packaging and
    Bradcan Corporation (1999) and Precision Packaging & Services, Inc. (2000)
    Trade accounts receivable...........................................................       3,415      (11,816)
    Other receivable....................................................................      (1,157)      (1,970)
    Inventories.........................................................................        (395)      (3,993)
    Prepaid expenses and other current assets...........................................        (492)        (879)
    Other assets........................................................................         171         (279)
    Accounts payable....................................................................      (2,292)       6,199
    Accrued expenses and other liabilities..............................................        (125)         375
                                                                                           ---------    ---------
Net cash provided by (used in) operating activities.....................................       5,254       (6,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures....................................................................      (2,301)      (1,510)
Short-term investments..................................................................          (7)          --
Sale of property, plant and equipment...................................................           7          127
Acquistion Acupac Packaging and Bradcan Corporation, net of cash (1999) and Precision
  Packaging & Services, Inc., net of cash (2000)........................................     (42,117)     (10,450)
                                                                                           ---------    ---------
Net cash used in investing activities...................................................     (44,418)     (11,833)

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

          FOR THE SIX MONTH PERIOD ENDED JULY 1, 2000 AND JULY 3, 1999

                                 (IN THOUSANDS)

                                                                                            JULY 1,      JULY 3,
                                                                                             2000         1999
                                                                                          -----------  -----------
                                                                                                (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving loans.......................................................      39,499       11,238
Dividends on Preferred Stock............................................................         (18)         (19)
Increase in deferred financing costs....................................................        (350)          --
Repurchase of Management Stock..........................................................          --         (124)
                                                                                           ---------    ---------
Net cash provided by financing activities...............................................      39,131       11,095
                                                                                           ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................................        (504)         542
                                                                                           ---------    ---------
NET DECREASE IN CASH....................................................................        (537)      (7,001)
CASH, beginning of period...............................................................       2,530        8,747
                                                                                           ---------    ---------
CASH, end of period.....................................................................   $   1,993    $   1,746
                                                                                           =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the six month period:
  Interest..............................................................................   $   7,015    $   6,221
  Income taxes..........................................................................   $   1,889    $     748

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock...............................................   $     124    $     124
                                                                                           =========    =========
The Company acquired all the capital stock of Acupac Packaging (1999) and some of the assets of the Bradcan Corporation (1999), and Precision (2000)
  In conjunction with the acquisitions, liabilities were assumed as follows:
  Fair value of assets acquired.........................................................   $  16,439    $   5,310
  Intangible assets acquired............................................................      29,869    $   8,506
  Cash paid for capital stock...........................................................     (35,639)      (9,733)
  Cash paid for assets..................................................................      (6,000)        (717)
                                                                                           ---------    ---------
  Liabilities assumed...................................................................   $   4,669    $   3,366
                                                                                           =========    =========

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTH PERIOD ENDED JULY 1, 2000 AND JULY 3, 1999
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The interim condensed consolidated financial statements included herein have been prepared by Outsourcing Services Group, Inc. ("OSG" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC.

    In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of July 1, 2000 and December 31, 1999 the results of its operations for the three and six month period ended July 1, 2000 and July 3, 1999 and its cash flows for the six month periods ended July 1, 2000 and July 3, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, and SFAS No. 138 requires adoption by the company no later than January 1, 2001. The Company plans to adopt SFAS No. 133 at that time. The Company is currently evaluating the impact of the adoption of SFAS
No. 133 on the financial statements. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
("SAB 101"), which provided its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 no later than January 1, 2001. The Company is currently evaluating the impact of the adoption of SAB 101 on the financial statements.

3. INVENTORIES

    Inventories consisted of the following at July 1, 2000 and December 31, 1999:

                                                                           JULY 1,
                                                                            2000      DECEMBER 31, 1999
                                                                         -----------  -----------------
                                                                                 (IN THOUSANDS)
Raw materials..........................................................   $  24,663       $  23,045
Work-in-process........................................................       4,699           4,428
Finished goods.........................................................       6,686           6,344
                                                                          ---------       ---------
                                                                             36,048          33,817
Less reserve for excess and obsolete inventories.......................      (3,357)         (2,969)
                                                                          ---------       ---------
                                                                          $  32,691       $  30,848
                                                                          =========       =========

                        OUTSOURCING SERVICES GROUP, INC.

                                  (UNAUDITED)

4. CONTINGENCIES

    ENVIRONMENTAL REGULATION AND COMPLIANCE

    The Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations concerning among other things, emissions to air, discharges to water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Violations of Environmental Laws can result in civil or criminal penalties or in cease and desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with Environmental Laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the Kolmar Acquisition, the ASC acquisition and the Piedmont acquisition, and certain insurance coverages, the Company believes that the future cost of compliance with existing Environmental Laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in Environmental Laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

    In that regard, ASC's operations are located within the boundaries of the Puente Valley Operable Unit ("OU") of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASC, the U.S. Environmental Protection Agency ("EPA") identified ASC as one of more than five hundred PRPs for the Puente Valley OU. Subsequently, ASC and forty-three other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. To date, the EPA has not finally determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASC, the sellers (who currently own the property on which ASC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for off-sets to the Company's rental obligations in the event that the Company incurs liability for such an

                        OUTSOURCING SERVICES GROUP, INC.

                                  (UNAUDITED)

4. CONTINGENCIES (CONTINUED)
indemnified matter. Based on this indemnity, the lease off-set rights, recent EPA cost estimates of the proposed cleanup alternatives and certain preliminary estimates of ASC's share of liability, the Company believes, although there can be no assurance, that ASC's liability at this site will not be material. In addition, prior to the Company's merger with Aerosol Services Holding Corporation ("ASHC"), the Los Angeles Regional Water Quality Control Board ("RWQCB") requested that ASC conduct certain soil and groundwater investigation, this remediation began in the 2nd quarter of 2000. ASC has conducted the requested investigations and the RWQCB has approved ASC's remediation plan. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

    Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Carroll & Dubies site, the remediation work was completed during 1999 and the final post-remediation facility inspection was completed in December 1999. As of July 1, 2000, $6.7 million of clean-up costs were incurred and funded through insurance. Post-remediation monitoring, expected to cost $350,000 has commenced in the year 2000 and will continue through year 2005. The entire project has been, and will continue to be, fully indemnified by CCL.

    Based on the advice of outside counsel, the Company also maintained an accrual of $5,250,000 as of July 1, 2000 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at July 1, 2000 of $750,000 for liabilities related to off-site waste disposal locations.

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

    Should any losses be sustained in connection with any of such environmental matters in excess of provisions therefore, they will be charged against income in the future.

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

    The Company also faces risks relating to federal and state environmental regulation of VOCs. Recently enacted or future legislation requiring reductions in the use of these materials could materially adversely affect the Company's business if the industry does not develop material technology and product

                        OUTSOURCING SERVICES GROUP, INC.

                                  (UNAUDITED)

4. CONTINGENCIES (CONTINUED)
formulations to meet such future standards. California and New York recently have mandated reductions in volatile organic chemicals in aerosol products, and it is possible that Georgia and other states may in the future pass similar legislation or enact regulations. All of the Company's products meet the current regulatory standards, and management believes, although there can be no assurance, that material technology and product formulations will be developed that meet the future standards.

    LITIGATION--There are certain other legal proceedings and claims pending against the Company arising out of the normal course of business which claims for monetary damages are asserted. While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities will not individually or in the aggregate have an adverse effect on the Company's financial position or results of operations.

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

    The acquisition has been accounted for as a purchase, and accordingly, the purchase price was allocated to the net tangible and intangible assets acquired based on estimated fair values at February 29, 2000. The excess purchase price over the net assets and liabilities acquired was allocated to goodwill which is being amortized over 15 years. The results of operations of Precision have been included in the condensed consolidated financial statements since the acquisition date.

6. SUPPLEMENTAL GUARANTOR INFORMATION

    The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed combined balance sheets as of July 1, 2000 and the condensed combined statements of operations and cash flows for the six month period ended July 1, 2000 of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac, and Precision and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the six month period ended July 1, 2000.

                        OUTSOURCING SERVICES GROUP, INC.

                                  (UNAUDITED)

6. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
                CONDENSED COMBINED BALANCE SHEET AT JULY 1, 2000
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               COMBINED                                              CONSOLIDATED
                                              GUARANTORS   NONGUARANTORS      OSG      ELIMINATIONS     TOTAL
                                              -----------  --------------  ----------  ------------  ------------
ASSETS:
Current Assets:
Cash and cash equivalents, short-term
  investments...............................   $   1,828    $        421   $        5   $       --    $    2,254
Accounts receivable, net....................      33,824           3,784           --           --        37,608
Other receivables...........................         821               4        2,969           --         3,794
Inventories.................................      28,357           4,334           --           --        32,691
Prepaid expenses and other current assets...       4,766             353           48           --         5,167
                                               ---------    ------------   ----------   ----------    ----------
Total current assets........................      69,596           8,896        3,022           --        81,514
Property and equipment, net.................      37,283           4,476          140           --        41,899
Goodwill, net...............................      95,094           5,943           --           --       101,037
Intercompany receivable (payable)...........      36,478          (4,430)     (32,048)          --            --
Investment in subsidiaries..................          --              --      143,167     (143,167)           --
Other long-term assets......................       7,861              38        6,123           --        14,022
                                               ---------    ------------   ----------   ----------    ----------
Total Assets................................   $ 246,312    $     14,923   $  120,404   $ (143,167)   $  238,472
                                               =========    ============   ==========   ==========    ==========
LIABILITIES:
Current Liabilities:
Accounts payable............................   $  26,551    $      2,915   $       --   $       --    $   29,466
Other current liabilities...................      10,824           1,635        4,054           --        16,513
                                               ---------    ------------   ----------   ----------    ----------
Total current liabilities...................      37,375           4,550        4,054           --        45,979
Long-term debt, less current portion........      46,912              --      105,000           --       151,912
Other liabilities...........................      12,016              --           --           --        12,016
Intercompany loan...........................      13,610           9,705      (23,315)          --            --
Redeemable preferred stock..................          --              --        4,784           --         4,784
Stockholders' equity........................     136,399             668       29,881     (143,167)       23,781
                                               ---------    ------------   ----------   ----------    ----------
Total Liabilities, Redeemable
Preferred Stock and Stockholders' Equity....   $ 246,312    $     14,923   $  120,404   $ (143,167)   $  238,472
                                               =========    ============   ==========   ==========    ==========

                        OUTSOURCING SERVICES GROUP, INC.

                                  (UNAUDITED)

6. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
   CONDENSED COMBINED STATEMENT OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED
                                  JULY 1, 2000
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                 COMBINED                                              CONSOLIDATED
                                                GUARANTORS   NONGUARANTORS      OSG     ELIMINATIONS      TOTAL
                                                -----------  --------------  ---------  -------------  ------------
Net revenues..................................   $ 131,327     $   11,714    $      --    $    (335)    $  142,706
Cost of goods sold............................     111,988         10,168           --         (335)       121,821
                                                 ---------     ----------    ---------    ---------     ----------
Gross profit..................................      19,339          1,546           --           --         20,885
Selling, general and administrative
  expenses....................................      11,246          1,532          116           --         12,894
                                                 ---------     ----------    ---------    ---------     ----------
Income (loss) from operations.................       8,093             14         (116)          --          7,991
Interest expense, net.........................       2,621            386        5,026           --          8,033
Other Expense (income) net....................       3,801             --       (3,801)          --             --
                                                 ---------     ----------    ---------    ---------     ----------
Income (loss) before income tax provision.....       1,671           (372)      (1,341)          --            (42)
Provision (benefit) for income taxes..........         787            104         (315)          --            576
                                                 ---------     ----------    ---------    ---------     ----------
Net Income (loss).............................   $     884     $     (476)   $  (1,026)   $      --     $     (618)
                                                 =========     ==========    =========    =========     ==========

                        OUTSOURCING SERVICES GROUP, INC.

                                  (UNAUDITED)

6. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
 CONDENSED COMBINED STATEMENT OF CASH FLOWS FOR THE SIX MONTH PERIOD ENDED JULY
                                    1, 2000
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                             CONSOLIDATED
                                                       GUARANTORS   NONGUARANTORS      OSG     ELIMINATIONS     TOTAL
                                                       -----------  --------------  ---------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)....................................   $     884     $     (476)   $  (1,026)  $       --    $     (618)
Total adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities.........................................       3,963          1,352      (41,082)      41,639         5,872
                                                        ---------     ----------    ---------   ----------    ----------
Net cash provided by (used in) operating
  activities.........................................       4,847            876      (42,108)      41,639         5,254

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.................................      (1,981)          (320)          --           --        (2,301)
Short-term investments...............................          (7)            --           --           --            (7)
Acquisition of Precision Packaging, net of cash......     (42,117)            --           --           --       (42,117)
Sales of property, plant or equipment, net...........           7             --           --           --             7
                                                        ---------     ----------    ---------   ----------    ----------
Net cash used in investing activities................     (44,098)          (320)          --           --       (44,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on revolving loans.....................      39,499             --           --           --        39,499
Dividends on Preferred Stock.........................          --             --          (18)          --           (18)
Increase in deferred finance cost....................          --             --         (350)          --          (350)
Repayment (borrowing) of debt due to affiliate.......        (147)           (34)      41,820      (41,639)           --
Payment of dividends.................................        (626)            --          626           --            --
                                                        ---------     ----------    ---------   ----------    ----------
Net cash provided by (used in) financing
  activities.........................................      38,726            (34)      42,078      (41,639)       39,131
Effect of exchange rate changes on cash..............          --           (504)          --           --          (504)
                                                        ---------     ----------    ---------   ----------    ----------
Net increase (decrease) in cash......................        (525)            18          (30)          --          (537)
Cash, beginning of period............................       2,092            403           35           --         2,530
                                                        ---------     ----------    ---------   ----------    ----------
  Cash, end of period................................   $   1,567     $      421    $       5   $       --    $    1,993
                                                        =========     ==========    =========   ==========    ==========

                        OUTSOURCING SERVICES GROUP, INC.

                                  (UNAUDITED)

7. BUSINESS SEGMENT INFORMATION

    The Company operates predominantly in one business segment. The company provides contract manufacturing for consumer products manufacturers and distributors in the health and beauty aids, color cosmetics, household products and aerosol products such as high-end hair spray and shaving creams and gels industry. The Company has operating facilities in the U.S., Mexico and Canada.

    Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the six and three month periods ended July 1, 2000 are as follows:

                                                                                   SIX MONTH PERIOD
                                                               ---------------------------------------------------------
                                                                 UNITED
                                                                 STATES     MEXICO     CANADA       OTHER       TOTAL
                                                               ----------  ---------  ---------   ---------   ----------
Net revenues.................................................  $  130,992  $   4,410  $   7,304   $      --   $  142,706
Income from operations.......................................       7,977       (167)       209         (28)       7,991
Identifiable assets..........................................     219,122      5,101     13,410         839      238,472
Depreciation and amortization................................       5,421        125        235          29        5,810

                                                                                  THREE MONTH PERIOD
                                                               ---------------------------------------------------------
                                                                 UNITED
                                                                 STATES     MEXICO     CANADA       OTHER       TOTAL
                                                               ----------  ---------  ---------   ---------   ----------
Net Revenues.................................................  $   68,840  $   2,056  $   3,598   $      --   $   74,494
Income from Operations.......................................       4,598       (244)       187          (4)       4,537
Identifiable assets..........................................     219,122      5,101     13,410         839      238,472
Depreciation and amortization................................       2,970         56        116          14        3,156

    Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the six month period ended July 3, 1999, are as follows:

                                                                                   SIX MONTH PERIOD
                                                               ---------------------------------------------------------
                                                                 UNITED
                                                                 STATES     MEXICO     CANADA       OTHER       TOTAL
                                                               ----------  ---------  ---------   ---------   ----------
Net revenues.................................................  $  122,525  $   4,919  $   5,253   $      --   $  132,697
Income from operations.......................................       7,435        272        281          56        8,044
Identifiable assets..........................................     204,133      4,307     12,473          16      220,929
Depreciation and amortization................................       3,701        122        159           8        3,990

                                                                                  THREE MONTH PERIOD
                                                               ---------------------------------------------------------
                                                                 UNITED
                                                                 STATES     MEXICO     CANADA       OTHER       TOTAL
                                                               ----------  ---------  ---------   ---------   ----------
Net revenues.................................................  $   63,429  $   2,251  $   3,294   $      --   $   68,974
Income from operations.......................................       4,442         19         96         108        4,665
Identifiable assets..........................................     204,133      4,307     12,473          16      220,929
Depreciation and amortization................................       1,821         63        140           4        2,028

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

RESULTS OF OPERATIONS

    For the six and three month periods ended July 1, 2000 compared to the six and three month periods ended July 3, 1999.

    NET REVENUE. Revenues of $142.7 and $74.5 million for the six month and three month periods ended July 1, 2000 increased by approximately $10.0 million (7.5%) and $5.5 million (8.0%), respectively, from the prior 1999 periods. The increases for the six and three month periods are primarily attributable to the acquisitions of Acupac and Precision which contributed $8.2 million and $12.8 million respectively for a net revenue increase of $21.0 million for the six months ended July 1, 2000, offset by a decrease in sales of $11.0 million which was higher in the first six months of 1999 due to a new line of color cosmetics for a large domestic customer.

    COST OF GOODS SOLD. Cost of goods sold of $121.8 million and $63.5 million for the six and three month periods ended July 1, 2000, increased by approximately $9.0 million (8.0%) and $5.0 million (8.6%), respectively, from the prior 1999 periods. Total cost of goods sold, as a percentage of sales, increased slightly to 85.4% and 85.2% for the six and three month periods from 85.0% and 85.0% from the prior 1999 periods. The increase was attributable to the acquisition of Acupac and Precision. They contributed $7.6 million and $10.7 million respectively, to the cost of goods sold for the six months ended July 1, 2000, offset by a decrease in cost of goods sold of $9.3 million.

    SG&A EXPENSES. Selling, general and administrative expenses ("SG&A") of $12.9 million and $6.5 million for the six and three month periods ended
July 1, 2000, increased by approximately $1.0 million (8.6%) and increased by $0.6 million (11.0%), respectively, from the prior 1999 periods. The increase was attributable to the acquisition of Acupac and Precision their total SG&A was $1.4 million and $1.0 million, respectively, for the six months ended July 1, 2000. As a percentage of net revenues, SG&A increased slightly to 9.0% and 8.7%, respectively, for the six and three month periods ended July 1, 2000.

    INTEREST EXPENSE. Interest expense of $8.0 million and $4.3 million for the six and three month periods ended July 1, 2000, increased by approximately
$1.3 million (20.4%) and $1.0 million (31.1%), respectively, from the prior 1999 periods. Total indebtedness increased $46.9 million from $105.0 million at July 3, 1999 to $151.9 million at July 1, 2000. The increase in debt and related interest expense was primarily attributable to the acquisition of Precision on February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 1, 2000, OSG had cash and cash equivalents of $2.0 million, working capital of $35.5 million and long-term debt of $151.9 million. The primary sources of cash were from financing activities due to the acquisition of Precision on February 29, 2000. Principal uses of cash were for capital expenditures, acquisition, and interest payments. Cash provided by (used in) operations was $5.3 million and ($6.8) million for the six month period ended July 1, 2000 and July 3, 1999, respectively.

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

    The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal June 30, 2001.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit Index

   ITEM
  NUMBER                                          EXHIBIT                                               PAGE
-----------  ---------------------------------------------------------------------------------  ---------------------
       11.   Statement of computation of basic and diluted net income per share                 20
       27.   Financial data schedule                                                            Filed electronically

    (b) Reports on Form 8-K*

* Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OUTSOURCING SERVICES GROUP, INC.

Dated: August 15, 2000                        /s/ JOSEPH M. HEALY
                                              ----------------------------------------------
                                              Joseph M. Healy
                                              Chief Executive Officer, President
                                              and Director (Principal Executive Officer)

Dated: August 15, 2000                        /s/ PERRY MORGAN
                                              ----------------------------------------------
                                              Perry Morgan
                                              Chief Financial Officer, Vice President
                                              and Secretary
                                              (Principal Financial and Accounting Officer)