Form 10-Q
period 2000-09-30
OUTSOURCING SERVICES GROUP INC
filed 2000-11-14
CIK 1054211

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                       COMMISSION FILE NUMBER: 333-57209

                            ------------------------

                        OUTSOURCING SERVICES GROUP, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     33-0597491
     (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                   Identification No.)

     ONE MAYNARD DRIVE, SUITE 100                             07656
            PARK RIDGE, NJ                                  (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (201) 307-6606

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on September 30, 2000: 3,440,983 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        OUTSOURCING SERVICES GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                                        PAGE
                                                                                      --------
PART I.                 Financial Information

ITEM 1.                 Financial Statements

                        Condensed Consolidated Balance Sheets as of September 30,
                        2000 (unaudited) and December 31, 1999......................      3

                        Condensed Consolidated Statements of Operations for the
                        Three and Nine Months Period Ended September 30, 2000 and
                        October 2, 1999 (unaudited).................................      4

                        Condensed Consolidated Statements of Cash Flows for the
                        Three and Nine Months Period Ended September 30, 2000 and
                        October 2, 1999 (unaudited).................................      5

                        Notes to Condensed Consolidated Financial Statements
                        (unaudited).................................................      7

ITEM 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     16

PART II.                Other Information...........................................     19

Item 1.                 Legal Proceedings...........................................     19

Item 2.                 Changes in Securities.......................................     19

Item 3.                 Defaults Upon Senior Securities.............................     19

Item 4.                 Submission of Matters to a Vote of Security Holders.........     19

Item 5.                 Other Information...........................................     19

Item 6.                 Exhibits and Reports on Form 8-K............................     19

SIGNATURES..........................................................................     20

EXHIBITS............................................................................     21

                        OUTSOURCING SERVICES GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                              -------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,523        $  2,530
  Short-term investments....................................         264             254
  Accounts receivable, net..................................      40,352          36,206
  Other receivables.........................................       2,699           2,372
  Inventories, net..........................................      34,395          30,848
  Prepaid expenses and other current assets.................       2,051           1,085
  Deferred income taxes, current............................       3,555           3,555
                                                                --------        --------
    Total current assets....................................      86,839          76,850
  PROPERTY, PLANT AND EQUIPMENT, net........................      42,772          33,342
  GOODWILL, net.............................................     102,437          74,179
  DEFERRED INCOME TAXES, non-current........................       3,051           3,051
  DEFERRED FINANCING COSTS, net.............................       5,596           6,243
  ENVIRONMENTAL INSURANCE RECEIVABLE........................         350             350
  DUE FROM CCL..............................................       3,376           3,376
  OTHER ASSETS..............................................       1,223           1,434
                                                                --------        --------
    Total assets............................................    $245,644        $198,825
                                                                ========        ========

             LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable....................................    $ 29,945        $ 29,513
  Accrued expenses..........................................      14,606          15,074
  Deferred income taxes, current............................         291             274
  Other current liabilities.................................         142              91
                                                                --------        --------
    Total current liabilities...............................      44,984          44,952
  DEFERRED INCOME TAXES, non-current........................       3,425           3,406
  ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES.........       8,485           8,348
  LONG TERM DEBT............................................     161,803         112,413
                                                                --------        --------
    Total liabilities.......................................     218,697         169,119
  REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value;
    3,750 shares authorized, issued and outstanding.........         375             375
  REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value;
    26,250 shares authorized issued and outstanding.........       4,461           4,304
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 6,000,000 shares
    authorized; 3,440,983 shares issued and outstanding as
    of September 30, 2000 and 3,441,983 as of December 31,
    1999....................................................           3               3
  Common stock warrants.....................................         663             663
  Additional paid-in capital................................      32,130          32,140
  Notes receivable from stockholders........................        (756)           (764)
  Accumulated deficit.......................................      (8,884)         (7,083)
  Accumulated other comprehensive income....................      (1,045)             68
                                                                --------        --------
    Total stockholders' equity..............................      22,111          25,027
                                                                --------        --------
    Total liabilities, redeemable preferred stock and
      stockholders' equity..................................    $245,644        $198,825
                                                                ========        ========

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  --------------------------   --------------------------
                                                  SEPTEMBER 30,   OCTOBER 2,   SEPTEMBER 30,   OCTOBER 2,
                                                      2000           1999          2000           1999
                                                  -------------   ----------   -------------   ----------
                                                         (UNAUDITED)                  (UNAUDITED)
NET REVENUES....................................    $   73,816    $   65,761     $  216,522    $  198,458
COST OF GOODS SOLD..............................        62,262        55,105        184,083       167,889
                                                    ==========    ==========     ==========    ==========
GROSS PROFIT....................................        11,554        10,656         32,439        30,569
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....         7,628         7,207         20,522        19,076
                                                    ==========    ==========     ==========    ==========
INCOME FROM CONTINUING OPERATIONS...............         3,926         3,449         11,917        11,493
INTEREST EXPENSE, net...........................         4,393         3,423         12,426        10,095
OTHER EXPENSE (Income) net......................            --            51             --          (367)
                                                    ==========    ==========     ==========    ==========
INCOME (LOSS) BEFORE INCOME TAX PROVISION.......          (467)          (25)          (509)        1,765
PROVISION FOR INCOME TAXES......................           543           238          1,119         1,271
                                                    ==========    ==========     ==========    ==========
NET INCOME (LOSS)...............................        (1,010)         (263)        (1,628)          494
ACCRETION OF PREFERRED STOCK....................           (53)          (53)          (157)         (157)
PREFERRED STOCK DIVIDENDS.......................            (9)           (9)           (28)          (28)
                                                    ==========    ==========     ==========    ==========
NET INCOME (LOSS) ATRIBUTABLE TO COMMON
  STOCKHOLDERS..................................        (1,072)         (325)        (1,813)          309
                                                    ==========    ==========     ==========    ==========
OTHER COMPREHENSIVE INCOME (LOSS) FOREIGN
  CURRENCY TRANSLATION ADJUSTMENT...............          (609)         (368)        (1,113)          291
                                                    ----------    ----------     ----------    ----------
COMPREHENSIVE INCOME (LOSS).....................        (1,619)         (631)        (2,741)          785
                                                    ==========    ==========     ==========    ==========
EARNINGS (LOSS) PER SHARE: NET INCOME (LOSS) PER
  SHARE
  Basic.........................................    $    (0.29)   $    (0.08)    $    (0.47)   $     0.14
  Diluted.......................................            --         (0.08)            --          0.14
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
  Basic.........................................    $    (0.31)   $    (0.09)    $    (0.53)   $     0.09
  Diluted.......................................            --         (0.09)            --          0.09
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic.........................................     3,441,650     3,441,983      3,441,899     3,444,914
  Diluted.......................................            --     3,441,983             --     3,583,414

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                              AND OCTOBER 2, 1999
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   OCTOBER 2,
                                                                  2000           1999
                                                              -------------   ----------
                                                                     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $ (1,628)      $    494
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................       9,055          6,128
  Amortization of deferred financing costs..................         998            975
  Provision for doubtful accounts...........................         351            608
  Deferred income taxes.....................................          38             --
Change in operating assets and liabilities, net of effect of
  Acupac Packaging and Bradcan Corporation (1999), Precision
  Packaging & Services, Inc. and Ivers-Lee (2000):
  Trade accounts receivables................................       2,418         (7,175)
  Other receivables.........................................        (327)          (429)
  Inventories...............................................      (1,274)        (7,423)
  Prepaid expenses and other current assets.................        (833)          (574)
  Other assets..............................................         210           (176)
  Accounts payable..........................................      (2,309)         2,092
  Accrued expenses and other liabilities....................      (2,509)        (3,768)
                                                                --------       --------
Net cash provided by (used in) operating activities.........       4,190         (9,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................      (4,084)        (3,128)
Short-term investments......................................         (10)            --
Sale of property, plant and equipment.......................          45            262
Acquisition of Acupac Packaging and Bradcan Corporation, net
  of cash (1999), Precision Packaging & Services, Inc. and
  Ivers-Lee, net of cash (2000).............................     (47,632)       (10,530)
                                                                --------       --------
Net cash used in investing activities.......................    $(51,681)      $(13,396)

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                  AND OCTOBER 2, 1999 (UNAUDITED) (CONTINUED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   OCTOBER 2,
                                                                  2000           1999
                                                              -------------   ----------
                                                                     (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVTIES:
Net borrowing on revolving loans............................    $ 49,390       $ 15,591
Dividends on preferred stock................................         (28)           (28)
Increase in deferred financing costs........................        (350)
Repurchase of management stock..............................          (2)          (124)
                                                                --------       --------
Net cash provided by financing activities...................      49,010         15,439
                                                                --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (526)            44
                                                                --------       --------
NET INCREASE (DECREASE) IN CASH.............................         993         (7,161)
CASH, beginning of period...................................       2,530          8,747
                                                                --------       --------
CASH, end of period.........................................    $  3,523       $  1,586
                                                                ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the nine month period:
  Interest..................................................    $ 13,891       $ 12,296
                                                                ========       ========
  Income taxes..............................................    $  1,913       $  1,015
                                                                ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock...................    $    157       $    157
                                                                ========       ========

The Company acquired all the capital stock of Acupac
Packaging (1999) and some of the assets of Bradcan
Corporation (1999), Precision Packaging Services, Inc. and
Ivers-Lee (2000)

In conjunction with the acquisition, liabilities were
assumed as follows:
  Fair value of assets......................................    $ 20,031       $  5,390
  Intangible assets acquired................................      33,050          8,506
  Cash paid for capital stock...............................     (41,318)        (9,733)
  Cash paid for assets......................................      (6,000)          (797)
                                                                --------       --------
  Liabilities assumed.......................................    $  5,763       $  3,366
                                                                ========       ========

           See notes to condensed consolidated financial statements.

                        OUTSOURCING SERVICES GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

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

    In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2000, and December 31, 1999, the results of its operations for the three and nine month periods ended
September 30, 2000 and October 2, 1999 and its cash flows for the nine month periods ended September 30, 2000 and October 2, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, and SFAS No. 138 requires adoption by the Company no later than January 1, 2001. The Company plans to adopt SFAS No. 133 at that time. The Company is currently evaluating the impact of the adoptions of SFAS No. 133 on the financial statements. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provided its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 no later than January 1, 2001. The Company is currently evaluating the impact of the adoption of SAB 101 on the financial statements.

3. INVENTORIES

    Inventories consisted of the following at September 30, 2000 and December 31, 1999:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Raw materials.......................................     $23,822         $23,045
Work-in-process.....................................       4,816           4,428
Finished goods......................................       9,584           6,344
                                                         -------         -------
                                                          38,222          33,817
Less reserve for excess and obsolete inventories....      (3,827)         (2,969)
                                                         -------         -------
                                                         $34,395         $30,848
                                                         =======         =======

                        OUTSOURCING SERVICES GROUP, INC.

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

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

    In that regard, ASC's operations are located within the boundaries of the Puente Valley Operable Unit ("OU") of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASC, the U.S. Environmental Protection Agency ("EPA") identified ASC as one of more than five hundred PRPs for the Puente Valley OU. Subsequently, ASC and forty-three other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. To date, the EPA has not finally determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASC, the sellers (who currently own the property on which ASC operates) agreed to indemnify the Company with respect to the Puente Valley

                        OUTSOURCING SERVICES GROUP, INC.

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                  (UNAUDITED)

4. CONTINGENCIES (CONTINUED)
OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for off-sets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease off-set rights, recent EPA cost estimates of the proposed cleanup alternatives and certain preliminary estimates of ASC's share of liability, the Company believes, although there can be no assurance, that ASC's liability at this site will not be material. In addition, prior to the Company's merger with Aerosol Services Holding Corporation ("ASHC"), the Los Angeles Regional Water Quality Control Board ("RWQCB") requested that ASC conduct certain soil and groundwater investigation and remediation on its property. ASC has conducted the requested investigations and the RWQCB has approved ASC's remediation plan. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

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

    Based on the advice of outside counsel, the Company also maintained an accrual of $5,250,000 as of September 30, 2000 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at September 30, 2000 of $750,000 for liability related to off-site waste disposal locations.

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

    Piedmont's owned facility in Gainesville, Georgia is listed on the State of Georgia's Hazardous Site Inventory ("HSI") of environmentally impacted sites due to the detection of chlorinated solvents in the groundwater beneath the facility. The Company is currently performing voluntary groundwater remediation. The former owners of Piedmont have provided a partial indemnity for remediation costs incurred at the facility. Based on this indemnity and the Company's current estimates of reasonably

                        OUTSOURCING SERVICES GROUP, INC.

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                  (UNAUDITED)

4. CONTINGENCIES (CONTINUED)
possible remediation costs, the Company believes that its liability for this site will not have a material adverse effect on the Company.

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

5. BUSINESS ACQUISITIONS

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

    On August 25, 2000, pursuant to a stock purchase agreement the Company acquired all of the outstanding stock of Ivers-Lee Limited ("Ivers-Lee"), and TMJ Specialty Tool and Design Limited ("TMJ"), corporations organized under the laws of Ontario (together, Ivers-Lee and TMJ are the "Companies" and each a "Company"), Ken Young Family Trust (the "Trust"), Pallasade Holdings Inc., a corporation organized under the laws of Ontario ("Pallasade"; together with the Trust, the "Ivers-Lee Shareholders"), and Elizabeth Young (the "TMJ Shareholder", together with the Ivers-Lee Shareholders, the "Sellers") for approximately $5.7 million. Ivers-Lee is primarily a provider of outsourced packaging services to the health and beauty aids, household and consumer product markets for some of the largest U.S. consumer product companies. The Company plans for Ivers-Lee to continue in this line of business. The Company drew against its existing revolving credit facility to pay Sellers.

                        OUTSOURCING SERVICES GROUP, INC.

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                  (UNAUDITED)

5. BUSINESS ACQUISITIONS (CONTINUED)
    Both acquisitions have been accounted for as a purchase, and accordingly, the purchase price was allocated to the net tangible and intangible assets acquired based on estimated fair values at Acquisition Date. The excess purchase price over the net assets and liabilities acquired was allocated to goodwill which is being amortized over 15 years. The results of operations of Precision and Ivers-Lee have been included in the condensed consolidated financial statements since the acquisition date.

6. SUPPLEMENTAL GUARANTOR INFORMATION

    The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed combined balance sheets as of September 30, 2000 and the condensed combined statements of operations and cash flows for the nine month period ended September 30, 2000 of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac and Precision and the non-guarantors which consist of Kolmar Canada, Ivers-Lee, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London). The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the nine month period ended September 30, 2000.

                        OUTSOURCING SERVICES GROUP, INC.

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                  (UNAUDITED)

6. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
             CONDENSED COMBINED BALANCE SHEET AT SEPTEMBER 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                         COMBINED       NON-                                CONSOLIDATED
                                        GUARANTORS   GUARANTORS     OSG      ELIMINATIONS      TOTAL
                                        ----------   ----------   --------   ------------   ------------
ASSETS:
Current Assets:
Cash and cash equivalents, short-term
  investments.........................   $  2,413     $  1,343    $     31    $      --       $  3,787
Accounts receivable, net..............     33,665        6,687          --           --         40,352
Other receivables.....................       (741)          39       3,401           --          2,699
Inventories...........................     29,991        4,404          --           --         34,395
Prepaid expenses and other current
  assets..............................      5,013          564          29           --          5,606
                                         --------     --------    --------    ---------       --------
Total current assets..................     70,341       13,037       3,461           --         86,839
Property, plant and equipment, net....     37,259        5,424          89           --         42,772
Goodwill, net.........................     93,689        8,748          --           --        102,437
Intercompany receivable (payable).....     19,000      (30,058)     11,058           --             --
Investment in subsidiaries............         --           --     146,847     (146,847)            --
Other long-term assets................      7,807           33       5,756           --         13,596
                                         --------     --------    --------    ---------       --------
Total Assets..........................   $228,096     $ (2,816)   $167,211    $(146,847)      $245,644
                                         ========     ========    ========    =========       ========

LIABILITIES:
Current Liabilities:
Accounts payable......................   $ 27,482     $  2,463    $     --    $      --       $ 29,945
Other current liabilities.............     11,581        2,315       1,143           --         15,039
                                         --------     --------    --------    ---------       --------
Total current liabilities.............     39,063        4,778       1,143           --         44,984
Long-term debt, less current
  portion.............................     56,803           --     105,000           --        161,803
Other liabilities.....................     11,891           19          --           --         11,910
Intercompany loan.....................    (13,410)     (11,905)     25,315           --             --
Redeemable preferred stock............         --           --       4,836           --          4,836
Stockholders' equity..................    133,749        4,292      30,917     (146,847)        22,111
                                         --------     --------    --------    ---------       --------
Total Liabilities, Redeemable
Preferred Stock and Stockholders'
  Equity..............................   $228,096     $ (2,816)   $167,211    $(146,847)      $245,644
                                         ========     ========    ========    =========       ========

                        OUTSOURCING SERVICES GROUP, INC.

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                  (UNAUDITED)

6. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
                   CONDENSED COMBINED STATEMENT OF OPERATIONS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                          COMBINED       NON-                                CONSOLIDATED
                                         GUARANTORS   GUARANTORS     OSG      ELIMINATIONS      TOTAL
                                         ----------   ----------   --------   ------------   ------------
Net revenues...........................   $196,968     $19,998     $    --       $(444)        $216,522
Cost of goods sold.....................    167,662      16,865          --        (444)         184,083
                                          --------     -------     -------       -----         --------
Gross profit...........................     29,306       3,133          --          --           32,439
Selling, general and administrative
  expenses.............................     18,053       2,283         186          --           20,522
                                          --------     -------     -------       -----         --------
Income (loss) from operations..........     11,253         850        (186)         --           11,917
Interest expense, net..................      4,314         591       7,521          --           12,426
Other expense (income) net.............      5,713          --      (5,713)         --               --
                                          --------     -------     -------       -----         --------
Income (loss) before income tax
  provision............................      1,226         259      (1,994)         --             (509)
Provision (benefit) for income taxes...      1,622         212        (715)         --            1,119
                                          --------     -------     -------       -----         --------
Net income (loss)......................   $   (396)    $    47     $(1,279)      $  --         $ (1,628)
                                          ========     =======     =======       =====         ========

                        OUTSOURCING SERVICES GROUP, INC.

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                  (UNAUDITED)

6. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        NON-                                CONSOLIDATED
                                        GUARANTORS   GUARANTORS     OSG      ELIMINATIONS      TOTAL
                                        ----------   ----------   --------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).....................   $   (396)    $     47    $ (1,279)    $    --         $(1,628)
Total adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities...      6,086          391     (47,977)     47,318           5,818
                                         --------     --------    --------     -------         -------
Net cash provided by (used in)
  operating activities................      5,690          438     (49,256)     47,318           4,190

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..................     (3,496)        (540)        (48)         --          (4,084)
Short-term investments................        (10)          --          --                         (10)
Acquisitions of Precision Packaging
  and Ivers-Lee, net of cash
  required............................    (42,156)      (5,476)         --          --         (47,632)
Sales of property, plant or equipment,
  net.................................         20           25          --          --              45
                                         --------     --------    --------     -------         -------
Net cash used in investing
  activities..........................    (45,642)      (5,991)        (48)         --         (51,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on revolving loans......     49,390           --          --          --          49,390
Dividends on preferred stock..........         --           --         (28)         --             (28)
Increase in deferred finance cost.....         --           --        (350)                       (350)
Repayment (borrowing) of debt due to
  affiliate...........................     (3,371)       2,985      47,704     (47,318)             --
Repurchase of management stock........         --           --          (2)                         (2)
Additional paid-in
  capital--Acquisition................     (3,853)       3,853          --          --              --
Payment of divdends...................     (1,976)          --       1,976                          --
                                         --------     --------    --------     -------         -------
Net cash (provided by) used in
  financing activities................     40,190        6,838      49,300     (47,318)         49,010

Effect of exchange rate changes on
  cash................................         --         (526)         --          --            (526)
                                         --------     --------    --------     -------         -------
Net increase (decrease) in cash.......        238          759          (4)         --             993
Cash, beginning of period.............      1,911          584          35          --           2,530
                                         --------     --------    --------     -------         -------
Cash, end of period...................   $  2,149     $  1,343    $     31     $    --         $ 3,523
                                         ========     ========    ========     =======         =======

                        OUTSOURCING SERVICES GROUP, INC.

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                  (UNAUDITED)

7. BUSINESS SEGMENT INFORMATION

    The Company operates predominantly in one business segment. The company provides contract manufacturing for consumer products manufacturers and distributors in the health and beauty aids, colored cosmetics, aerosol products such as high-end hair spray and shaving creams and gels. The Company has operating facilities in the U.S., Mexico, Canada.

    Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the nine months ended September 30, 2000, are as follows:

                                                                 NINE MONTH PERIOD
                                                ----------------------------------------------------
                                                 UNITED
                                                 STATES     MEXICO     CANADA     OTHER      TOTAL
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Net revenues..................................  $196,524    $7,663    $12,335    $    --    $216,522
Income from operations........................    11,067       389        513        (52)     11,917
Identifiable assets...........................   218,402     6,739     19,709        794     245,644
Depreciation and amortization.................     8,363       183        466         43       9,055

                                                                 THREE MONTH PERIOD
                                                ----------------------------------------------------
                                                 UNITED
                                                 STATES     MEXICO     CANADA     OTHER      TOTAL
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Net revenues..................................  $ 65,532    $3,253    $ 5,031    $    --    $ 73,816
Income from operations........................     3,090       556        304        (24)      3,926
Identifiable assets...........................   218,402     6,739     19,709        794     245,644
Depreciation and amortization.................     2,942        58        231         14       3,245

    Net revenues, income from operations, identifiable assets and depreciation and amortization by geographic region for the nine month period ended
October 2, 1999 are as follows:

                                                                 NINE MONTH PERIOD
                                                ----------------------------------------------------
                                                 UNITED
                                                 STATES     MEXICO     CANADA     OTHER      TOTAL
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Net revenues..................................  $180,934    $7,867    $ 9,657    $    --    $198,458
Income from operations........................    10,303       694        417         79      11,493
Identifiable assets...........................   200,243     4,622     10,838        478     216,181
Depreciation and amortization.................     5,640       193        253         42       6,128

                                                                 THREE MONTH PERIOD
                                                ----------------------------------------------------
                                                 UNITED
                                                 STATES     MEXICO     CANADA     OTHER      TOTAL
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Net revenues..................................  $ 58,409    $2,948    $ 4,404    $    --    $ 65,761
Income from operations........................     2,868       422        136         23       3,449
Identifiable assets...........................   200,243     4,622     10,838        478     216,181
Depreciation and amortization.................     1,940        71         94         33       2,138

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

RESULTS OF OPERATIONS

    For the nine and three month periods ended September 30, 2000 compared to the nine and three month periods ended October 2, 1999.

    NET REVENUE. Revenues of $216.5 and $73.8 million for the nine and three month periods ended September 30, 2000 increased by approximately $18.0 million (9.1%) and $8.1 million (12.2%), respectively, from the prior 1999 periods. The increases for the nine and three month periods are primarily attributable to the acquisitions of Acupac, Precision, and Ivers-Lee which contributed
$9.0 million, $23.4 million and $1.0 million respectively for a net revenue increase of $33.4 million for the nine months ended September 30, 2000, offset by a decrease in sales of $15.3 million which was higher in the first nine months of 1999 due to a new line of color cosmetics for a large domestic customer.

    COST OF GOODS SOLD. Cost of goods sold of $184.0 million and $62.2 million for the nine and three month periods ended September 30, 2000, increased by approximately $16.2 million (9.6%) and $7.2 million (13.0%) respectively, from the prior 1999 period. Total cost of goods sold, as a percentage of sales, increased slightly to 85.0% and 84.3% for the nine and three month periods from 84.6% and 83.8% from the prior 1999 periods. The increase was attributable to the acquisition of Acupac, Precision and Ivers-Lee. They contributed
$7.2 million, $18.6 million and $0.7 million respectively, to the cost of goods sold for the nine months ended September 30, 2000 offset by a decrease in cost of goods sold of $10.3 million.

    SG&A EXPENSES. Selling, general and administrative expenses ("SG&A") of $20.5 million and $7.6 million for the nine and three month periods ended September 30, 2000, increased by approximately $1.4 million (7.6%) and increased by $0.4 million (5.8%), respectively, from the prior 1999 periods. The increase was attributable to the acquisition of Acupac, Precision and Ivers-Lee. Their total SG&A was $1.6 million, $1.7 million and $0.1 million, respectively, for the nine months ended September 30, 2000. As a percentage of net revenues, SG&A increased slightly to 9.5% and 10.3%, respectively, for the nine and three month periods ended September 30, 2000. Also, for the nine month period ending September 30, 2000 the Company has incurred $1.3 million of non-recurring expenses for manufacturing consulting services at one of its Kolmar locations.

    INTEREST EXPENSE. Interest expense of $12.4 million and $4.4 million for the nine and three month periods ended September 30, 2000, increased by approximately $2.3 million (23.1%) and $1.0 million (28.3%), from the prior 1999 periods. Total indebtedness increased $41.2 million from $120.6 million at October 2, 1999 to $161.8 million at September 30, 2000. The increase in debt and related interest expense was primarily attributable to the acquisition of Precision on February 29, 2000 and the acquisition of Ivers-Lee on August 25, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, OSG had cash and cash equivalents of $3.5 million, working capital of $41.9 million and long-term debt of $161.8 million. The primary sources of cash were from financing activities due to the acquisition of Precision Packaging and Services on February 29, 2000 and Ivers-Lee on August 25, 2000. Principal uses of cash were for capital expenditures, acquisition, and interest payments. Cash provided by (used in) operations was $4.2 million and $(9.2) million for the nine month period ended September 30, 2000 and October 2, 1999, respectively.

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

    The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal September 29, 2001.

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

    None.

ITEM 5. Other Information

    None.

ITEM 6. Exhibits and Reports on Form 8-K

    (A) EXHIBIT INDEX

 ITEM
NUMBER   EXHIBIT                                            PAGE
------   -------                                            ----
 11.     Statement of computation of basic and diluted net  21
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

                                                      OUTSOURCING SERVICES GROUP, INC.

Dated: November 14, 2000                                            /s/ JOSEPH M. HEALY
                                                      ------------------------------------------------
                                                                      Joseph M. Healy
                                                             CHIEF EXECUTIVE OFFICER, PRESIDENT
                                                         AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Dated: November 14, 2000                                              /s/ PERRY MORGAN
                                                      ------------------------------------------------
                                                                        Perry Morgan
                                                                  CHIEF FINANCIAL OFFICER
                                                                VICE PRESIDENT AND SECRETARY
                                                        (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)