Form 10-K405
period 2000-12-31
OUTSOURCING SERVICES GROUP INC
filed 2001-04-02
CIK 1054211

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 Commission File Number: 333-57209

OUTSOURCING SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0597491 (I.R.S. Employer Identification No.)
25 Commerce Drive Allendale, NJ (Address of principal executive offices)	07401 (Zip Code)

Registrant's telephone number, including area code:  (201) 785-1333

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  /x/

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on December 31, 2000: 3,375,483 shares.

OUTSOURCING SERVICES GROUP, INC.

Forward-Looking Statements

    Certain statements and information contained or incorporated by reference in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), which represent the Company's (as defined below) expectations or beliefs, including but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products and services. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," or "anticipates," or the negative, therefore, other variations thereon or comparable terminology, or by discussions of strategy. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control.

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

    Unless the context otherwise requires, the terms "Company" and "OSG" refer to Outsourcing Services Group, Inc., a Delaware corporation, and, as applicable, its direct and indirect subsidiaries, Aerosol Services Company, Inc. ("ASC"), Piedmont Laboratories, Inc. ("Piedmont"), Kolmar Laboratories, Inc. ("Kolmar"), Acupac Packaging, Inc. ("Acupac"), Precision Packaging and Services, Inc. ("Precision") and OSG Ivers-Lee Inc. ("Ivers-Lee"). References to the "Kolmar Group" include Kolmar, Kolmar's wholly-owned subsidiaries, Kolmar de Mexico, S.A. de CV, Kolmar (Aust.) Pty Limited and Kolmar Canada Inc. ("Kolmar Canada"). Unless the context otherwise requires, references to Kolmar include references to the Kolmar Group.

PART I

ITEM 1. BUSINESS

General

    The Company is a holding company that currently owns and operates six wholly-owned subsidiaries: Piedmont, ASC, Kolmar, Acupac, Precision and Ivers-Lee. Located in Gainesville, Georgia, Piedmont was founded in 1985 by Samuel D. Garretson, a shareholder of the Company. The Company acquired Piedmont on September 30, 1996 for $14.1 million (the "Piedmont Acquisition"). Located in the City of Industry, California, ASC was founded in 1966 by Walter K. Lim, OSG's Chairman. An affiliate of the Company acquired ASC on February 14, 1994 for $35.0 million (the "ASC Acquisition"). The affiliate was subsequently merged with the Company on June 30, 1997. Kolmar was founded in 1921 and was acquired in 1991 by CCL Industries Inc. ("CCL"), a publicly held Canadian contract packaging and manufacturing company. Kolmar's main manufacturing facility is located in Port Jervis, New York, and other smaller manufacturing facilities are located in California, Canada and Mexico. Effective January 1, 1998, OSG acquired from CCL and its wholly-owned indirect subsidiary, CCL Industries Corporation ("CCL Industries"), all of the outstanding shares of Kolmar and the net assets of Kolmar Canada (the "Kolmar Acquisition"). The purchase price for the Kolmar Acquisition was $78.0 million. In April 1999, Kolmar Canada acquired certain of the operating assets of Bradcan Corporation ("Bradcan") for approximately $800,000. The Company acquired all of the issued and outstanding common stock of Acupac on June 2, 1999 for approximately $10 million. Located in Mahwah, New Jersey, Acupac was founded by Walter Klauser and Kenneth A. Beck in 1983. On February 29, 2000, pursuant to a stock purchase agreement dated February 29, 2000, the Company acquired all the issued and outstanding stock of Precision, an Ohio corporation, for approximately $42.1 million. On August 25, 2000, the Company acquired all of the outstanding stock of Ivers-Lee, located in Brampton, Ontario, for approximately $8.0 million. See "Item 13."

Certain Relationships and Related Transactions

    The Company is a leading provider of outsourced manufacturing and packaging services to the North American health and beauty aid market. The Company's revenues are derived from the manufacturing and packaging of health and beauty aid products, including lipstick, face powder, eye shadow, mascara, nail enamel, skin care cream and lotion, hair spray and gel, shampoo and shaving cream and gel. Other products manufactured and packaged by the Company include household and automotive products, such as lubricants and liquid cleaners and unit dose packaging for the pharmaceutical and over-the-counter drug markets. OSG offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling and packaging. It also provides ancillary services such as materials procurement, warehousing and distribution of finished goods. The Company has developed hundreds of proprietary products that have been placed into distribution by its customers in national and international consumer markets. Management estimates that a significant portion of the Company's revenues are derived from products that OSG has formulated. The Company has nine manufacturing facilities strategically located in the United States, Canada and Mexico. Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America. The Company had net revenues of $7.5 million, $77.8 million, $220.6 million, $257.0 million, and $296.1 million for the three-month period October 1, 1996 (date of inception) to December 31, 1996 and for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. The Company had net losses of $0.2 million, $0.7 million, $5.3 million, $0.3 million, and $3.5 million for the three-month period October 1, 1996 (date of inception) to December 31, 1996 and for the years ended December 31, 1997, 1998, 1999 and 2000, respectively.

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

Product Information

    The Company specializes in the manufacturing and packaging of aerosol and liquid products, color cosmetics, and unit dose product delivery.

    Aerosol, Liquid Division Products (Aerosol, Piedmont and Precision).  Aerosol products include a broad range of products such as hair spray, shaving cream and gel, lubricant, non-stick cooking spray and household cleaning products. The aerosol system is one of the most effective forms of delivering products in a cost-effective manner, while providing dosage control, sanitary use and convenience. The aerosol products market has undergone significant change as certain states have enacted regulations requiring reduced Volatile Organic Chemicals ("VOC") emissions, resulting in the reformulation of aerosol products to meet these new standards. The Company has reformulated over 100 products in response to legislative changes. Not only must packagers of aerosol products obtain government permits, but the packaging process also requires specialized equipment and expertise. Management believes that the Company is the second largest independent aerosol contract manufacturer and packager in North America, the largest in shaving creams and gels and the largest in high-end salon aerosol hair care products, on the basis of sales. Liquid products manufactured and packaged by OSG include shampoo, conditioner, fragrance, pump hair spray and gel and non-aerosol deodorant, as well as products for the household and automotive markets such as lubricants and liquid cleaners. For the year ended December 31, 2000, OSG's net revenues from aerosol liquids were $160.7 million, representing approximately 54.3% of net revenues.

    Kolmar Division Products (Port Jervis, Corona, Canada and Mexico).  Color cosmetic products include lipstick, face powder, eye shadow, mascara and nail enamel. The Company manufactures and packages color cosmetics for the entire range of cosmetic market sectors from budget to high-end. In order to respond to and drive fashion trends, marketers continually change their product offerings. By offering product conceptualization and formulation expertise and manufacturing flexibility, the Company helps its customers remain current with market trends. Management believes that the Company is the largest independent contract manufacturer of color cosmetics in North America, on the basis of sales. For the year ended December 31, 2000, OSG's net revenues from color cosmetic products were $114.1 million, representing approximately 38.5% of net revenues.

    Unit Dose Division (Acupac and Ivers-Lee).  Unit Dose is an outsourced packaging service provider to the household and consumer products markets, in addition, providing services to the pharmaceutical and over-the-counter drug market. For the year ended December 31, 2000, OSG's net revenues from packaging services were $21.3 million, representing 7.2% of net revenues.

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

    State and Federal Regulation.  The Company's manufacturing and packaging of both over-the-counter pharmaceuticals, which accounts for a small percentage of revenues, and cosmetics are subject to regulation by the U.S. Food and Drug Administration and by various state agencies, especially the California Department of Health Services. Any failure by the Company to remain in compliance with the regulations promulgated by these agencies could have a material adverse effect on the Company's business.

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

    To date, OSG has developed two control brands which are manufactured at its Mexico facility—"Veronique," which is primarily exported to Russia; and, "Maria," a brand targeted at the Latin American market. The Company has developed hundreds of proprietary products that have been placed into distribution by its customers in national and international consumer markets. Many of the Company's national customers also have an international presence.

    While the Company believes that prevailing economic conditions in the Far East, Southwest Asia, Russia and Latin America have reduced demand for its products and services in certain foreign countries, the Company cannot currently predict the effect on its business should international economic conditions fail to improve.

    International sales and marketing efforts may be adversely affected by a number of factors, including environmental regulation, government approvals, export licenses, trade barriers, instability in international trading relations, currency fluctuations and additional costs of marketing and support due to the Company's lack of proximity with customers. In certain cases, the Company's sales are denominated in local currencies and, as such, the Company may be adversely affected by fluctuations in those currencies.

Sales & Marketing

    The Company has 24 full-time sales representatives located at the Company's various manufacturing facilities and is organized along product Divisions. The Company's sales efforts are supported by 39 in-house customer service representatives who are responsible for timely delivery of products and services. Marketing includes a small group specifically focused on promoting innovation within OSG and to its customers. This innovation group is responsible for increasing customer demand for OSG products by following market trends, suggesting new product ideas and promoting the Company through customer presentations, advertising and trade shows. Many members of the sales and management staff are located at each plant in order to maintain close ties with local customers and the production side of the business.

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

Customers

    The Company's customers include over 500 companies that market branded and/or private label consumer products which include health and beauty aid, household and automotive, and unit dose packaging for the pharmaceutical and over-the-counter drug markets. Customers include Sebastian International, Inc. ("Sebastian"), Dial Corporation, WD-40 Co. ("WD-40") and Proctor and Gamble, as well as other nationally branded marketers and numerous regional or niche marketers. On average, the Company's top ten customers have been with the Company and its predecessors for 19 years. The Company believes that its ability to develop long-term relationships is due to its product formulation expertise, manufacturing reliability, consistent product quality and timely delivery. Many of OSG's customers lack in-house manufacturing capabilities and outsource their manufacturing and packaging requirements in order to focus on marketing. Management estimates that a significant amount of the Company's revenues are derived from customers that do not have in-house manufacturing capabilities for the products OSG manufactures. Companies with the necessary in-house manufacturing capabilities utilize the Company's services for new product launches, lower volume brands and to supplement internal capacity.

    A small number of customers account for a significant portion of the Company's sales. For the year ended December 31, 2000, Sebastian, Dial Corporation, WD-40, and Proctor and Gamble accounted for 9.1%, 8.8%, 5.6%, and 5.3%, respectively, of the Company's revenues during this period. The Company currently sells most of its products to customers pursuant to individually negotiated purchase orders. The Company generally does not enter into long-term contracts with its customers, and, therefore, such customers are not obligated to purchase products from the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. For the year ended December 31, 2000, approximately 46.7% of the Company's net revenues were derived from sales to its top ten customers. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's services, continue with a particular product line which requires services which the Company offers or contract for the Company's services in connection with any new or successor product lines. The loss of any of the Company's major customers or a significant decrease in demand for certain products sold by such major customers, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

Competition

    The contract manufacturing and packaging industry is highly competitive. The aerosol and liquid products, color cosmetics and unit dose products sectors of this industry are highly fragmented, with hundreds of independent contract manufacturers typically providing a narrow scope of services in limited geographic areas. Competitors include a large number of other contract packagers, a few of which are larger than the Company and have substantially greater resources. OSG not only competes with other independent contract manufacturers, but also with marketers that have self-manufacturing capabilities. Competition is based principally on formulation capabilities, quality, reputation, service, dependability and cost-effectiveness. When the cost of distribution is a significant factor in the total product cost, or if customers desire geographic proximity to suppliers for faster service and closer communication, competition tends to be regionally based.

    The Company's competitive position could be adversely affected by any significant consolidation of companies operating in the health and beauty aid, household and automotive products, unit dose packaging for the pharmaceutical and over-the-counter drug markets, and from marketers with in-house manufacturing capabilities. In certain instances, the Company's customers that have in-house manufacturing capabilities have increased their own in-house manufacturing operations. Any significant increase in in-house manufacturing by the Company's customers could adversely affect the Company's business, results of operations or financial condition. OSG's main competitors in the aerosol and liquid products, color cosmetics and unit dose product market sectors include Intercos Italia Spa, Marietta Corp., CCL, Accra-Pac Group, Bocchi/Midicia Inc., Universal Labs, Shield Packaging Co., Packaging Advantage Corporation and Mana Industries. Management believes that few competitors offer the scale, expertise, reputation and range of services that the Company provides.

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

    The Company's raw materials and packaging supplies are readily available from multiple suppliers, and the Company is not dependent on any one supplier for any of its raw materials and packaging supplies. No single supplier accounted for more than 8% of the Company's total purchases in 2000.

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

Environmental Compliance

    The Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations concerning, among other things, emissions to air, discharges to water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Violations of Environmental Laws can result in civil or criminal penalties or in cease and desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with Environmental Laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the Kolmar Acquisition and the ASC Acquisition, and certain insurance coverages, the Company believes that the future cost of compliance with existing Environmental Laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in Environmental Laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

    Certain environmental laws, such as the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and analogous state laws, impose liability for the investigation and remediation of hazardous substances released into the environment. Courts have interpreted CERCLA to impose strict, and in some circumstances, joint and several liability on all potentially responsible parties ("PRPs") at a site if the harm is indivisible, which means that one PRP could be held liable for the entire cost of cleanup at a site where multiple parties contributed to the contamination. As a practical matter, however, the costs typically are allocated, according to volumetric or other standards, among the PRPs. Under CERCLA and analogous state laws, the Company may incur liability for contamination at properties presently or formerly owned or operated by the Company or its subsidiaries or predecessors (including contamination caused by the Company's predecessors or prior owners or operators of such sites), or at properties where such entities sent waste for off-site treatment or disposal.

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

    Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Caroll & Dubies site, the remediation work and the final post-remediation facility inspection was completed in December 1999. Final clean-up costs of $6.7 million were incurred and funded through insurance. Post-remediation monitoring expected to last through 2005, commenced in year 2000 and is expected to cost $350,000, which is currently accrued. The entire project has been, and will continue to be, fully indemnified by CCL. Another site formerly operated by a Kolmar affiliate is currently undergoing remediation under the direction of a state agency. See "Item 3." Legal Proceedings and "Note 13" Commitments and Contingencies. Based on the advice of outside counsel, the Company maintained an accrual of $9,000,000 as of December 31, 2000 for this site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have specific indemnification rights for this site from CCL. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In November 2000, the Company was served notice of a claim asserted against Kolmar by the State of New York ("State"). The claim asserts that Kolmar is a PRP for remediation costs incurred by the State in connection with the cleanup of the Orange County Landfill, located in New York State. Kolmar's records indicate it did generate some waste that was transported to the Landfill, between 1979 and 1992. The State alleges that to date it has incurred over $12 million in response costs for the Landfill. Approximately thirty-five other PRPs have also been contacted by the State; apparently there are hundreds of other candidate PRPs not yet served notices. Liberty Mutual, Kolmar's former insurance carrier during this time, has acknowledged being put on notice regarding our potential claim for the Orange County landfill site. The Company has established a $750,000 reserve for off-site waste disposal which is inclusive of the Orange County landfill site. In addition, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for this claim.

    In November 2000, Kolmar (Imperial Cosmetics Division) was served notice by the State of Pennsylvania of potential PRP listing regarding ground water contamination of the neighboring Union Metals Property. Based on the directive of the Pennsylvania Department of Environmental Protection ("PADEP") a final work plan for placement of two monitoring wells on the Imperial Cosmetics property has been developed and approved to PADEP for approval. The Company has established a $100,000 reserve for the estimated costs of placement of these monitoring wells. In addition, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for this claim.

    Piedmont's owned facility in Gainesville, Georgia is listed on the State of Georgia's Hazardous Site Inventory ("HSI") of environmentally impacted sites due to the detection of chlorinated solvents in the groundwater beneath the facility. The Company is currently performing voluntary groundwater remediation. Based on the Company's current estimates of reasonably possible remediation costs, the Company has established a $70,000 reserve.

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

Employees

    As of December 31, 2000, OSG employed 2,446 persons, of which 481 were salaried and involved in executive, sales, marketing and administrative activities and 1,965 were compensated on an hourly basis. In addition, the Company utilizes local labor contract suppliers to provide a significant portion of its production labor force. The Company is subject to the Fair Labor Standards Act, as well as various federal, state and local regulations that govern such matters as minimum wage requirements, overtime and working conditions. A large number of the Company's employees, including those provided by local labor contractors, are paid at or just above the federal minimum wage level and, accordingly, changes in these laws, regulations or ordinances could have a material adverse effect on the Company by increasing the Company's labor costs.

    None of OSG's employees in the United States belong to a union and 430 of OSG's employees in Mexico belong to a union. The Company successfully negotiated its Mexican union contract in November 2000, the new contract will expire November 2002. The Company has not experienced a significant work stoppage with its employees, nor does management anticipate any stoppage in the future. Management believes that its employee and union relationships are good. The Company has employment agreements with certain key personnel.

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

Foreign Operations and Export Sales

    Portions of the Company's manufacturing operations are conducted by its wholly-owned subsidiaries, Kolmar Mexico S.A. de C.V., Kolmar Canada and Ivers-Lee (Canada), which are located in Mexico and Canada, respectively. Accordingly, manufacturing, operations and sales in those countries, particularly in Mexico, may be affected by economic and political conditions in those countries. The Company's business is also dependent to some extent on trading relationships between Mexico and Canada and with other countries. Certain of the Company's products incorporate components imported into Mexico and Canada from the United States and other countries and many of the products are subsequently sold outside of Mexico and Canada. Accordingly, the Company's operations in Mexico and Canada would be adversely affected if major hostilities involving these foreign operations should occur or if trade between these countries and their current trading partners were interrupted or curtailed. To date, these type of adverse conditions have not occurred and have not had a material adverse impact on the financial condition or operations of the Company, although there can be no assurance that such events will not have an impact in the future.

    Refer to Note 14 of the Notes to the Company's consolidated financial statements beginning on page F-1 of this Form 10-K (the "Consolidated Financial Statements") for certain financial information regarding the Company's domestic and foreign operations.

Company History

    OSG, a Delaware corporation, was formed by StoneCreek Capital, Inc. (formerly, The Gordon+Morris Group) ("StoneCreek"), HarbourVest Partners, LLC ("HarbourVest") and management of Piedmont (known at that time as Aerosol Companies Holding Corporation ("ACHC")), acquired Piedmont on September 30, 1996. OSG had no operations prior to the acquisition of Piedmont. On June 30, 1997, ASHC, an affiliated company principally owned by StoneCreek and HarbourVest, merged with ACHC (the "Merger"), and the combined entity was renamed "Outsourcing Services Group, Inc." The Merger was accounted for as a purchase transaction and ACHC was deemed to be the accounting acquirer.

ITEM 2. PROPERTIES

    The following table sets forth information with respect to OSG's facilities and the products manufactured at such facilities.

Facility	Approximate Sq. Ft. (000s)	Market Sectors(1)	Ownership(2)
Manufacturing
City of Industry, CA	60	aerosols and liquids	Leased
Gainesville, GA (3)	98	aerosols and liquids	Owned
Port Jervis, NY	264	cosmetics and liquids	Owned
Corona, CA	112	cosmetics and liquids	Leased
Monroe, OH (5)	176	liquids and packaging service	Owned
Barrie, Ontario	120	cosmetics and liquids	Owned
Tlalnepantla, Mexico	111	cosmetics and liquids	Owned
Mahwah, NJ	30	packaging services	Leased
Brampton, Ontario (6)	31	packaging services	Leased
Warehousing
City of Industry, CA (3)	122	aerosols and liquids	Leased
Gainesville, GA (3)	146	aerosols and liquids	Leased
Port Jervis, NY	34	cosmetics and liquids	Leased
Mahwah, NJ	43	packaging services	Leased
Barrie, Ontario	6	cosmetics and liquids	Leased
Monroe, OH (5)	10	liquids and packaging service	Leased
Brampton, Ontario (6)	21	packaging services	Leased
Administrative and Sales office
Allendale, NJ	17	corporate office, research and development laboratory	Leased
Hornsby, Australia (4)	82	real estate	Owned

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

(5)
Acquired February 29, 2000 in conjunction with acquisition of Precision. See "Item 13." Certain Relationships and Related Transactions.

(6)
Acquired August 25, 2000 in conjunction with acquisition of Ivers-Lee. See "Item 13." Certain Relationships and Related Transactions.

    The Company believes that its facilities are suitable and adequate for their intended purposes and have adequate production capacity to carry on OSG's business as currently contemplated.

    Refer to Notes 11 and 13 to the Notes to the Consolidated Financial Statements regarding certain leases in which the Company has entered.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, OSG and its subsidiaries may become party to various legal proceedings involving routine claims which are incidental to their businesses. The legal and financial liability of OSG and its subsidiaries with respect to such matters cannot be estimated at the present time, but OSG and its subsidiaries do not expect that such matters would have a material adverse effect on the business, results of operations, financial condition or cash flows of OSG taken as a whole.

    In November 1999, the Company paid a settlement of $1,000,000 with a customer for a product liability claim against its Piedmont subsidiary which relates to actions taken prior to the acquisition of the subsidiary by the Company. The Company charged the settlement to operating expenses in the third quarter of 1999. Costs to defend this claim amounted to $1,362,000 in 1999 and $362,000 in 1998 and they were charged to operating expenses primarily in the first and second quarters of 1999. Also in 1999, the Company recorded a $1,000,000 receivable on Piedmont for indemnification from its previous ownership. In December 2000, this receivable was satisfied in full by the previous owner.

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

    At December 31, 2000, the Company had established accruals totaling $10,270,000 to cover various potential environmental liabilities (See Part 1, Item 1). The Company has established a reserve of $350,000 for post-remediation work at the Carroll & Dubies site. At December 31, 2000, the Company had a long-term receivable totaling $350,000 for insurance recoveries or indemnification proceeds related to this site, which are probable of collection. Based on the advice of outside counsel, the Company maintained an accrual of $9,000,000 as of December 31, 2000 for a site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have specific indemnification rights related to this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site. In addition, the Company maintained an accrual at December 31, 2000, of $920,000, which includes potential liabilities related to the Orange County Landfill, located in New York State, the Union Metals Property (neighboring property of Imperial Cosmetics Division) and Piedmont's Gainesville, Georgia facility.

    While it is impossible at this time to determine with certainty the ultimate outcome of the environmental matters referred to above, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefore, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. Actual results could differ from those estimates.

    Should any losses be sustained in connection with any of such environmental matters in excess of provisions therefore, they will be charged to expense in the future.

    There are certain other legal proceedings and claims pending against the Company arising out of the normal course of business in which claims for money damages may or may not be asserted. While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management believes that any ultimate liabilities in excess of reserved amounts will not individually or in the aggregate have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    None of the Company's equity securities are publicly traded.

    The number of shareholders of record of the Company on December 31, 2000 was 33.

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

Management Private Placement

    On September 10, 1998, the Company sold, by way of a private placement, 95,000 shares of its Common Stock to certain of its and its subsidiaries' managers, including John G. Hewson, Joseph W. Sortais, Christopher Denney and Dennis M. Nolan at a purchase price of $10.00 per share. In most cases, the Company financed up to 80% (except for Dennis M. Nolan, for whom the Company financed 100%) of the aggregate purchase price of each manager's subscription. In each such case, the respective manager executed a promissory note and pledged all of his or her shares to the Company to secure his or her obligation under the promissory note. The Common Stock sold to management was not registered under the Securities Act of 1933. Joseph W. Sortais purchased less than $60,000 worth of Common Stock, 80% of which purchase was financed by the Company. Christopher Denney, John G. Hewson and Dennis M. Nolan purchased 20,000, 10,000 and 10,000, shares of Common Stock, respectively, and the Company loaned to these individuals $160,000, $80,000 and $100,000, respectively, to finance the purchase of such stock. As of December 31, 2000, Christopher Denney, John G. Hewson and Dennis M. Nolan owed $160,000, $80,000 and $100,000 to the Company for such purchases. Indebtedness under the promissory notes (i) bears interest at the rate of 8.0% per annum, payable on the first business day of each month commencing September 1, 1998 and (ii) is due in full upon the earlier to occur of (a) the date on which the borrowers' shares of Common Stock are repurchased by the Company and (b) December 31, 2002. Proceeds, if any, from all such sales of Common Stock were used by the Company for general corporate purposes. Subsequent to December 31, 2000, the Company repurchased 20,000 shares of common stock from Mr. Denney at $26.00 per share less the outstanding loan amount of $160,000 for a net payment of $360,000.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below for the three-month period ended December 31, 1996 and the years ended December 31, 1997, 1998, 1999 and 2000 are derived from the audited consolidated financial statements of the Company. OSG was formed by StoneCreek, HarbourVest and management of Piedmont (known at that time as ACHC) which acquired Piedmont on September 30, 1996. OSG had no operations prior to the acquisition of Piedmont. Pursuant to the Merger, effective June 30, 1997, ACHC merged with ASHC, an affiliated company principally owned by StoneCreek and HarbourVest, and the combined entity was renamed "Outsourcing Services Group, Inc." The Merger was accounted for as a purchase transaction and ACHC was deemed to be the accounting acquirer.

    The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of December 31, 1999 and 2000, and for the years ended December 31, 1998, 1999 and 2000 is included in Item 8 to this Form 10-K. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 to this Form 10-K. Such financial data should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 to this Form 10-K.

	Period from October 1, 1996 to December 31, 1996 (Date of inception)
		Years Ended December 31,
		1997	1998		1999	2000
		(Dollars in thousands, except for per share data)
Statements of Operations Data(a):
Net revenues	$7,479	$77,835	$220,568		$257,040	$296,074
Gross profit	1,144	10,344	33,524		37,543	44,994
Income from operations	58	2,492	11,729		13,885	14,540
Interest expense, net(b)	204	2,232	12,446		13,486	16,999
Loss before extraordinary item	—	(316)	(2,691)		(251)	(3,540)

Net loss before extraordinary item(c)	(206)	(735)	(5,268)		(251)	(3,540)
Loss per share before extraordinary item	—	(0.42)	(0.81)		(0.07)	(1.03)

Net loss per share, basic and diluted	(0.24)	(0.81)	(1.58)		(0.07)	(1.03)

Other Data:
Adjusted EBITDA(d)	$568	$5,306	$20,702		$24,373	$29,934
Net cash provided by operating activities	1,557	2,374	10,980		2,701	6,031
Net cash used in investing activities	(14,516)	(1,360)	(81,130)		(16,169)	(52,395)
Net cash provided by (used in) financing activities	13,115	(832)	78,392		7,251	47,623
Depreciation and amortization(b)	510	2,814	7,480		8,892	12,388
Capital expenditures	106	1,175	3,105		5,699	6,919
Ratio of earnings to fixed charges(f)	(e )	1.10	(e	)	1.06	(e )
Ratio of earnings to fixed charges for subsidiary guarantors(f):
ASC			1.00		1.03	7.05
Piedmont			(g	)	(g )	(g )
Kolmar U.S. operations			8.64		6.10	(k )
Acupac			(h	)	15.32	1.29
Precision			(i	)	(i )	1.30
Ivers-Lee			(j	)	(j )	(j )
Balance Sheet Data (at period end):
Cash and short-term investments	$506	$588	$9,000		$2,784	$4,055
Working capital	3,103	12,981	27,778		31,898	39,978
Total assets	18,854	69,108	200,224		198,825	253,668
Total debt	7,983	36,191	105,000		112,413	161,447
Redeemable preferred stock	—	4,259	4,469		4,679	4,889
Stockholders' equity	6,794	9,990	25,658		25,027	19,715

NOTES TO SELECTED FINANCIAL DATA

(a)
The Kolmar Acquisition and the Merger were effective on January 1, 1998 and June 30, 1997, respectively. Consequently, the Company's Statements of Operations Data and Other Data for the years ended December 31, 1997 and 1998 (which includes the acquired operations for the entire period) are not directly comparable to the Statements of Operations Data and Other Data for the comparable periods in prior periods. The financial results for the year ended December 31, 1999 included twelve months results of operations for Piedmont, ASC and Kolmar, the results of operations of Acupac for seven months from June 2, 1999 to December 31, 1999. The financial results for the year ended December 31, 2000 included twelve months results of Piedmont, ASC, Kolmar and Acupac, the results of operations of Precision for ten months from February 29, 2000 to December 31, 2000 and the results of operations of Ivers-Lee for four months from August 25, 2000 to December 31, 2000.

(b)
Interest expense includes amortization of deferred financing costs of $0.1 million, $1.2 million, $1.5 million and $1.3 million for the fiscal years ended December 31, 1997, 1998, 1999 and 2000, respectively.

(c)
Net loss of OSG for the years ended December 31, 1997 and 1998 includes $0.4 million and $2.6 million of extraordinary items, respectively, net of tax, associated with charges for early retirement of debt.

(d)
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) is not intended to represent cash flows from operations as defined by U.S. Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA is included herein as it is a basis upon which the Company assesses its financial performance and its ability to service indebtedness.

  December 31, 1998 adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of a foreign currency translation loss of $1.0 million associated with its Mexican operations which are deemed to be operating in a highly inflationary environment and (ii) non-recurring costs associated with the Australian operations of $1.5 million.

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

  December 31, 2000 adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of a foreign currency translation loss of $0.3 million associated with its Canadian operations, (ii) other non-recurring manufacturing consulting expenses of $1.5 million associated with Kolmar operations (iii) other non-recurring expenses relating to Precision of $0.2 million, (iv) and non-recurring expenses relating to a $1.2 million loss with the sale of Imperial Cosmetics Division.

(e)
The ratio of earnings to fixed charges for OSG was less than 1 to 1 and earnings were insufficient to cover fixed charges by $146,000, $1,744,000 and $2,711,000 during the three-month period ended December 31, 1996 and for the years ended December 31, 1998 and December 31, 2000, respectively.

(f)
For purposes of computing the ratio of earnings to fixed charges, earnings are divided by fixed charges. Earnings represent the aggregate of pre-tax income and fixed charges. Fixed charges represent interest, amortization of deferred financing fees and the portion of rental expenses considered to be representative of the interest factor (one-third of rent expenses).

(g)
The ratio of earnings to fixed charges for Piedmont was less than 1 to 1 and earnings were insufficient to cover fixed charges by $1.9 million, $2.2 and $0.3 million for fiscal years ended December 31, 1998, 1999 and 2000, respectively.

(h)
Acupac was acquired in June 1999. The ratio of earnings to fixed charges, therefore, is based on its results of operations since acquisition through December 31, 2000.

(i)
Precision was acquired in February 2000. The ratio of earnings to fixed charges, therefore, is based on its results of operations since acquisition through December 31, 2000.

(j)
Ivers-Lee was acquired in August 2000. The ratio of earnings to fixed charges, therefore, is based on its results of operations since acquisition through December 31, 2000. The ratio of earnings to fixed charges for Ivers-Lee was less than 1 to 1 and earnings were insufficient to cover fixed charges by $0.1 million for December 31, 2000.

(k)
The ratio of earnings to fixed charges for Kolmar was less than 1 to 1 and earnings were insufficient to cover fixed charges by $2.6 million for fiscal year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OSG, through its operating subsidiaries, ASC, Piedmont, Kolmar, Acupac, Precision and Ivers-Lee is a full-service contract manufacturer and packager of consumer products for marketers in the health and beauty aid, pharmaceutical and over-the-counter drug markets and household and automotive consumer product markets. The Company manufactures and packages a broad range of products including color cosmetics (such as lipstick, face powders and eye shadow), aerosols (such as hair spray, shaving cream and gel and lubricants), creams, lotions and liquids (such as skin care products, shampoo, pump hair spray and household cleaning products), pharmaceutical and over-the-counter drugs (such as allergy/cold remedies and pain relief products). Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America.

    The Company typically charges a per-unit fee which varies depending on: (i) the type of product, (ii) the type of services provided (filling only versus product development, formulation, materials procurement, etc.), (iii) the container size and order quantity, and (iv) the complexity of the manufacturing and packaging process. In many cases, the Company purchases the raw and packaging materials on behalf of its customers. In such instances, the Company passes the costs of such materials on to its customers and charges a handling fee in addition to the fill fee. Typically the Company's gross margin on purchases of raw materials on behalf of its clients is lower than its gross margin on filled goods. For the years ended December 31, 1998, 1999 and 2000, the Company purchased approximately $120.4 million, $145.1 million and $161.0 million of raw materials for its customers, respectively. The percentage of materials purchased directly by customers versus purchased by the Company on behalf of customers may have an impact on total revenues and cost of goods sold.

    The financial results for the year ended December 31, 1998 included twelve month's results of operations for Piedmont, ASC and Kolmar. The financial results for the year ended December 31, 1999 included twelve month's results of operations for Piedmont, ASC and Kolmar, the results of operations of Acupac for seven months from June 2, 1999 to December 31, 1999. The financial results for the year ended December 31, 2000 included twelve months results of operations for Piedmont, ASC, Kolmar and Acupac, the results of operations of Precision for ten months from February 29, 2000 to December 31, 2000 and the results of operations of Ivers-Lee for four months from August 25, 2000 to December 31, 2000.

Results of Operations

    The following table sets forth the Company's statements of operations, data for the periods indicated and the percentage relationship of each item to net revenues (dollars in thousands):

	Years Ended December 31,
	1998		1999		2000
Net revenues	$220,568	100.0%	$257,040	100.0%	$296,074	100.0%
Cost of goods sold	187,044	84.8%	219,497	85.4%	251,080	84.8%
Selling, general and administrative expenses	21,795	9.9%	23,658	9.2%	30,454	10.3%
Income from operations	11,729	5.3%	13,885	5.4%	14,540	4.9%
Interest expense, net	12,446	5.6%	13,486	5.2%	16,999	5.7%
Foreign currency translation (loss) gain	(1,027)	(.5)%	446	(.2)%	(252)	(0.1)%
Extraordinary item, net of tax	(2,577)	(1.2)%	—	—	—	—
Net loss	(5,268)	(2.4)%	(251)	(.1)%	(3,540)	(1.2)%
Adjusted EBITDA (unaudited)	20,702	9.4%	24,373	9.5%	29,934	10.1%
Net cash provided by operating activities	10,980	—	2,701	—	6,031	—
Net cash used in investing activities	(81,130)	—	(16,169)	—	(52,395)	—
Net cash provided by financing activities	78,392	—	7,251	—	47,623	—
Capital expenditures	3,105	1.4%	5,699	2.2%	6,919	2.3%

Year Ended December 31, 2000 versus Year Ended December 31, 1999

    Net Revenue.  Net revenues increased $39.0 million, or 15.2%, to $296.1 million for the year ended December 31, 2000 from $257.0 million for the year ended December 31, 1999. The increase was primarily due to the full year's impact of the Acupac acquisition (May 1999) and the acquisitions of Precision (February 2000) and Ivers-Lee (August 2000).

    Cost of Goods Sold.  Cost of goods sold increased $31.6 million, or 14.4%, to $251.1 million for the year ended December 31, 2000 from $219.5 million for the year ended December 31, 1999. The increase was primarily due to the full year's impact of Acupac acquisition and the acquisitions of Precision and Ivers-Lee. As a percentage of net revenues, total cost of goods sold were 84.8% for the year ended December 31, 2000 compared to 85.4% for the year ended December 31, 1999. The decrease in the percentage of cost of goods sold to sales in fiscal 2000 as compared to fiscal 1999 is reflective of a key color cosmetic customer no longer requiring Kolmar to purchase the packaging components.

    SG&A Expenses.  Selling, general and administrative expenses ("SG&A") increased $6.8 million, or 28.7%, to $30.5 million for the year ended December 31, 2000 from $23.7 million for the year ended December 31, 1999. The increase was primarily attributable to the acquisitions of Acupac, Precision and Ivers-Lee, the impact of non-recurring expenses in the Kolmar Division for manufacturing consulting services of $1.5 million and the loss associated with the sale of Imperial Cosmetics Division, $1.2 million (which included an $0.8 million write-off of goodwill). As a percentage of net revenues, SG&A was 10.3% for the year ended December 31, 2000 and 9.2% for the year ended December 31, 1999.

    Interest Expense.  Interest expense increased $3.5 million, or 26.0%, to $17.0 million for the year ended December 31, 2000 from $13.5 million for the year ended December 31, 1999. Total indebtedness increased $49.0 million from $112.4 million at December 31, 1999 to $161.4 million at December 31, 2000. The increase was primarily attributable to funding the Precision and Ivers-Lee acquisitions.

    Adjusted EBITDA.  Adjusted EBITDA, as defined in Item 6, "Selected Financial Data", of this Form 10-K, increased $5.6 million, or 22.8%, to $29.9 million for the year ended December 31, 2000 from $24.4 million for the year ended December 31, 1999.

    Capital Expenditures.  Capital expenditures, exclusive of capital assets acquired as part of business acquisitions, were $6.9 million for the year ended December 31, 2000 and consisted primarily of replacements of existing assets and the acquisition of new assets to meet customer needs.

Year Ended December 31, 1999 versus Year Ended December 31, 1998

    Net Revenue.  Net revenues increased $36.4 million, or 16.5%, to $257.0 million for the year ended December 31, 1999 from $220.6 million for the year ended December 31, 1998. The increase was primarily due the acquisition of Acupac and the increase in new contracts for the color cosmetic production and services.

    Cost of Goods Sold.  Cost of goods sold increased $32.5 million, or 17.4%, to $219.5 million for the year ended December 31, 1999 from $187.0 million for the year ended December 31, 1998. The increase was primarily attributable to the acquisition of Acupac and the increase in new color cosmetic production contracts. As a percentage of net revenues, total cost of goods sold were 85.4% for the year ended December 31, 1999 compared to 84.8% for the year ended December 31, 1998.

    SG&A Expenses.  Selling, general and administrative expenses ("SG&A") increased $1.9 million, or 8.5%, to $23.7 million for the year ended December 31, 1999 from $21.8 million for the year ended December 31, 1998. The increase was primarily attributable to the product liability claim settlement and related defense costs and additional selling, marketing and administrative infrastructure expenses. As a percentage of net revenues, SG&A was 9.2% for the year ended December 31, 1999 and 9.9% for the year ended December 31, 1998. Excluding the product liability claim settlement and related defense costs, SG&A increased by $0.5 million, or 2.1%, and SG&A as a percent of net revenues was 8.7% for the year ended December 31, 1999. See "Item 3." Legal Proceedings.

    Interest Expense.  Interest expense increased $1.1 million, or 8.4%, to $13.5 million for the year ended December 31, 1999 from $12.4 million for the year ended December 31, 1998. Total indebtedness increased $7.4 million from $105.0 million at December 31, 1998 to $112.4 million at December 31, 1999. The increase was primarily attributable to the Acupac and Bradcan acquisitions.

    Adjusted EBITDA.  Adjusted EBITDA, as defined in Item 6, "Selected Financial Data", of this Form 10-K, increased $3.7 million, or 17.7%, to $24.4 million for the year ended December 31, 1999 from $20.7 million for the year ended December 31, 1998.

    Capital Expenditures.  Capital expenditures, exclusive of capital assets acquired as part of business acquisitions, were $5.7 million for the year ended December 31, 1999 and consisted primarily of replacements of existing assets and new customer requirements.

Liquidity and Capital Resources

    OSG had cash and short-term investments of $4.1 million and $2.8 million, working capital of $40.0 million and $31.9 million and long-term debt of $161.4 million and $112.4 million as of December 31, 2000 and 1999, respectively. The primary sources of cash were from financing activities of $47.6 million and $7.3 million for the years ended December 31, 2000 and 1999, respectively. Cash provided by operations was $6.0 million and $2.7 million for the year ended December 31, 2000 and 1999, respectively. Principal uses of cash were for acquisitions, debt repayment and capital expenditures. Net borrowings under the Company's working capital facilities were $49.0 million and $7.4 million for the years ended December 31, 2000 and 1999, respectively.

    As a result of refinancing the existing indebtedness and the indebtedness incurred to consummate the Kolmar Acquisition, the Company is highly leveraged. As of December 31, 2000, the Company's long-term debt was $161.4 million of which $105.0 million bears an interest rate of 10 7/8% per annum and $56.4 million bears an interest rate at the prime rate (9.5% at December 31, 2000) plus .75% and Euro notes with a blended interest rate of 6.79% plus 2.25%. As of December 31, 2000, stockholders' equity was $19.7 million. As of December 31, 2000, the Company's subsidiaries had $12.8 million available under the Senior Secured Credit Facility. The Senior Secured Credit Facility bears interest at 10.25%, a floating rate based on (1) the Prime Lending Rate (defined as the rate which Bankers Trust Company ("BTCo") announces as its prime lending rate from time to time), plus 0.75% or (2) the Eurodollar Rate (defined as the rate of the offered quotation, if any, to first class banks in the Eurodollar market by BTCo for U.S. dollar deposits) for one, two, three or nine months, in each case plus 2.25%. The obligations of the Company's subsidiaries under the Senior Secured Credit Facility are secured by a security interest in substantially all of their assets, and the Company's obligations under its guarantee of the Senior Secured Credit Facility are secured by substantially all of its assets. The terms of the Notes and the Senior Secured Credit Facility have restrictive covenants that restrict the Company's ability to pay dividends, sell certain assets, and incur additional borrowings. In accordance with these restrictive covenants, the Company may not declare and pay cash dividends to third party holders of its common stock. Furthermore, the Company is required to maintain certain financial ratios and satisfy financial condition tests. The Company was in compliance with all such covenants as of December 31, 1999 and 2000. The Company's ability to pay principal and interest on its indebtedness will depend upon the future operating performance of its subsidiaries and will require a substantial portion of the Company's cash flow from operations. For the year ended December 31, 1999, the Company's ratio of earnings to fixed charges was 1 to 1.06. For the year ended December 31, 2000, the Company's ratio of earnings to fixed charges was less than 1 to 1 and earnings were insufficient to cover fixed charges by $2.7 million.

    The Company anticipates that its primary uses of working capital in future periods will be to service its indebtedness and provide funds for operations and future acquisitions. Should the Company seek to acquire additional businesses, it will have to incur additional indebtedness and possibly raise additional equity. The Company's ability to grow through acquisitions is dependent upon the availability of such financing, as well as the availability of acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company regularly examines opportunities for strategic acquisitions or other companies or lines of business. The Company historically has financed its acquisitions through a combination of borrowings under bank credit facilities, seller provided financing, internally generated cash flows and the issuance of equity and debt securities and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired businesses or assets. There can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated acquisition cost.

    The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal 2001.

    On February 29, 2000, the Company acquired Precision for approximately $42.1 million which was funded entirely from available borrowings under the Senior Secured Credit facility.

    On August 25, 2000, the Company acquired Ivers-Lee for approximately $8.0 million of which $2.3 million was paid to seller in the first quarter 2001. The initial $5.7 million was funded entirely from available borrowings under the Senior Secured Credit facility.

    The Company's capital expenditures are expected to rise over historical levels in an effort to modernize certain aerosol, liquid, and packaging production lines. The Company's capital expenditures will be primarily for replacements and modernization of existing assets and new customer requirements.

Recently Issued Accounting Standards

    Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provided its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company has evaluated the impact of the adoption of SAB 101. No material effects on the financial statements have been identified.

Certain Trends and Uncertainties

    Historically, the Company has grown its business through acquisitions and investments in its operations. The Company intends to continue during 2001 to make significant investments in the growth of its business and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with any certainty. The Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its product lines and services, and continued investment in its marketing and sales capabilities and product development will enhance its opportunities for long- term growth and profitability.

Backlog

    At December 31, 2000, the backlog of the Company amounted to approximately $72 million, as compared to approximately $68 million at December 31, 1999. The Company believes that a substantial portion of these orders at December 31, 2000 are firm. All of the Company's backlog at December 31, 2000 is expected to be delivered within the next 12 months.

Inflation

    The Company does not believe that inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

Seasonality

    The Company is not subject to seasonal fluctuations across any of its product lines, although there can be no assurance that this will be the case in the future.

Foreign Exchange Risks

    The Company, through Kolmar, conducts business in Canada and Mexico. Other than in Mexico, the Company has not borne any material losses as a result of changes in exchange rates. The Company has used the U.S. dollar as the functional currency for reporting the results of its Mexican operations. The Company had a gain of $0.2 million and a loss of $0.1 million related to exchange rate changes in Mexico during 1999 and 2000, respectively, which have been included in the determination of net loss for the applicable year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt. As of December 31, 2000, OSG's investment portfolio was immaterial to the Company and consisted of highly liquid investments.

    The Company's long-term debt primarily consists of $105 million of Notes and the Senior Secured Credit Facility. The Notes bear interest at a fixed rate of 10 7/8%. Given the fixed interest rate on the Notes, the impact of interest rate changes with respect to the Notes would not have a material impact on the Company's results of operations. The Senior Secured Credit Facility bears interest at a variable rate of interest. As of December 31, 2000, OSG had $56.4 million outstanding under the Senior Secured Credit Facility that include a U.S. base revolver loan bearing interest at the prime rate (9.5% at December 31, 2000) plus .75% and Euro notes with a blended interest rate of 6.79% plus 2.25%.

    Refer to Item 7 of this Form 10-K for a discussion regarding foreign exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Index to Consolidated Financial Statements" on page F-1 for a listing of the Consolidated Financial Statements submitted as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

    Set forth below is certain biographical information relating to the directors and executive officers of the Company, as of December 31, 2000.

Name	Age	Position with the Company
Joseph Healy	54	Director, Chief Executive Officer, President
Dennis M. Nolan	56	President—Aerosol/Liquids Division
John G. Hewson, Jr.	50	President—Kolmar Division
Kenneth Beck	41	President—Unit Dose Division
Perry Morgan	41	Chief Financial Officer, Vice President and Secretary
Walter K. Lim	74	Director, Chairman
Howard C. Lim	64	Director
John H. Morris	57	Director
Drew H. Adams	39	Director, Assistant Secretary
Frank Edelstein	75	Director
Robert M. Wadsworth	40	Director

    Joseph M. Healy.  Mr. Healy joined the Company as its Chief Executive Officer in July 2000. Prior to joining the Company, Mr. Healy was the President and Chief Executive Officer of Reckitt & Colman, Inc., a global manufacturer and marketer of household/food and personal care products. Prior thereto, Mr. Healy was President of the L&F Household Products Division. Earlier in his career, Mr. Healy held key managerial positions in sales, marketing and new product development at L&F Products. Mr. Healy holds a B.A. degree from Fairleigh Dickinson University. Mr. Healy serves on several industry boards, including the Cosmetics, Toiletries, Fragrances Association and Consumer Specialty Product Association.

    Dennis M. Nolan.  Mr. Nolan was appointed President of the Aerosol/Liquids Division of the Company in July 2000. Prior to this appointment, Mr. Nolan joined the Company as its Chief Operating Officer in January 1998. From 1990 to 1997, Mr. Nolan worked at CCL in a variety of senior management positions, including Senior Vice President of Operations where he was responsible for the management and direction of six North American plants. Prior to joining CCL, Mr. Nolan held positions with Peterson/Puritan Inc. (a contract manufacturer) and Gillette where, during his last eight years he worked as Division Manager of Operations and Materials. Mr. Nolan holds a B.A. degree in Economics from Boston College.

    John G. Hewson, Jr.  Mr. Hewson was appointed President of the Kolmar Division in July 2000. Prior to this appointment, Mr. Hewson was Senior Vice President of Sales and Marketing upon consummation of the Kolmar Acquisition. From December 1996 to December 1997, Mr. Hewson served as the Chief Operating Officer of ASC and Piedmont Labs. From 1986 to 1996, Mr. Hewson was with DowBrands L.P. (which was acquired by The Lamaur Corporation in 1996) in a variety of senior management positions, including Vice President Manufacturing Services and Strategic Planning. Prior to that, Mr. Hewson served as Corporate Director of Purchasing for Carter Hawley Hale, Inc. and was the Assistant Director of International Materials Management and Strategic Planning for Richardson-Vicks Inc. Mr. Hewson holds a B.A. degree from Colgate University and a M.B.A. from Rutgers University.

    Kenneth Beck.  Mr. Beck was appointed President of the Unit Dose Division in July 2000. Upon OSG's acquisition of Acupac Packaging, Inc., Mr. Beck served as Vice President and General Manager of Acupac. From 1983 to 1999, Mr. Beck was the Vice President and Co-Founder of Acupac Packaging, Inc. Mr. Beck holds a B.A. degree in Engineering from Worcester Polytechnic Institute.

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

    Walter K. Lim.  Mr. Lim has been Chairman of the Board of Directors of the Company since October 1996 and was the President of ASC from its founding in 1966 until December 1997. Prior to founding ASC, Mr. Lim was a partner in Pacific Aerosols, Inc., a plant manager and chemist at National Aerosol Co., Inc., and chief chemist with Purepac Corporation. Mr. Lim serves on the Board of Directors of the Chemical Specialty Manufacturing Association and is a member of the Society of Cosmetic Chemists, the Beauty and Barber Supply Institute and the National Cosmetology Association, Inc. Mr. Lim holds a B.S. degree in Chemistry from the University of California, Los Angeles.

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

Compensation Committee

    The Board of Directors has appointed a Compensation Committee. The Compensation Committee currently consists of Frank Edelstein, John Morris and Robert M. Wadsworth. The Compensation Committee determines and reports to the Board of Directors with respect to compensation for the Company's executive officers.

Audit Committee

    The Board of Directors has appointed an Audit Committee. The Audit Committee currently consists of John Morris, Drew Adams, and Frank Edelstein. The Audit Committee reports to the Board of Directors with respect to financial reporting.

Director Compensation

    Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company and its subsidiaries. Frank Edelstein and Howard C. Lim receive an annual fee of $35,000 for serving as directors on the Board of Directors of the Company.

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

    Samuel D. Garretson entered into an Amendment and Termination of Employment Contract (the "Garretson Termination Contract"), effective December 31, 1997, with Piedmont. Mr. Garretson's employment terminated with Piedmont upon the closing of the Kolmar Acquisition. Mr. Garretson served as a member of the Board of Directors and received payments beginning September 30, 1998, in the amount of $35,000 per year or such other amount as OSG pays outside directors for as long as he continued to hold at least 33% of the shares of Common Stock held by him on December 31, 1997. As severance, Mr. Garretson received a lump sum payment of $150,000 and automobile, life and health insurance until September 30, 1998. In addition, Piedmont agreed not to exercise its call rights with respect to Mr. Garretson's shares under the Stockholder Agreement (as defined under Item 13 of this Form 10-K). Mr. Garretson is restricted from competing with the Company or Piedmont for a period of five years following termination of employment and will not solicit customers or employees. Effective December 9, 2000, Mr. Garretson retired as a Director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The following tables set forth the annual compensation of the Company's Chief Executive Officer and the most highly compensated executive officers (the "Named Executive Officers") for the fiscal years ended December 31, 1999 and December 31, 2000.

Summary Compensation Table

	Annual Compensation
				All Other Compensation($)(1)
Name and Principal Position	Year	Salary($)	Bonus($)
Christopher Denney President and Chief Executive Officer	1999	$314,687	$15,000	$10,356
Dennis Nolan Chief Operating Officer	1999	243,848	11,667	5,413
Walter K. Lim Chairman and Director Research and Development	1999	179,326	—	2,256
John G. Hewson Senior Vice President Marketing	1999	264,085	—	4,671
Perry Morgan Chief Financial Officer beginning June 1999	1999	183,630	7,892	2,475
Joseph W. Sortais Chief Financial Officer	1999	194,674	—	1,700

(1)
All other compensation consists of contributions made by Kolmar to its 401(k) plan on behalf of Mr. Dennis Nolan in the amount of $2,956, Mr. John G. Hewson in the amount of $3,483, Mr. Perry Morgan in the amount of $2,023 and Mr. Joseph W. Sortais in the amount of $1,550 and contributions to the Kolmar Canada pension plan on behalf of Mr. Christopher Denney in the amount of $9,087. In addition, all other compensation consists of insurance premiums paid by Kolmar in the amounts of $1,269, $2,457, $1,188, $452 and $150 for Mr. Christopher Denney, Mr. Dennis Nolan, Mr. John G. Hewson, Mr. Perry Morgan and Mr. Joseph W. Sortais, respectively. Also, insurance premiums paid by ASC with respect to term life insurance in the amount of $2,256 for Mr. Walter K. Lim.

Summary Compensation Table

	Annual Compensation
				All Other Compensation($)(1)
Name and Principal Position	Year	Salary($)	Bonus($)
Joseph M. Healy President and Chief Executive Officer, beginning July 2000	2000	$126,923	—	$581
Christopher Denney President and Chief Executive Officer	2000	336,280	$15,000	11,421
Dennis Nolan President—Aerosol Liquids Division	2000	257,307	11,667	4,722
Walter K. Lim Chairman and Director Research and Development	2000	175,006	—	1,236
John G. Hewson President—Kolmar Division	2000	250,749	23,334	3,642
Kenneth Beck President—Unit Dose Division	2000	129,501	9,500	1,200
Perry Morgan Chief Financial Officer	2000	204,363	23,334	2,853

(1)
All other compensation consists of contributions made by Kolmar or Acupac to its 401(k) plan on behalf of Mr. Dennis Nolan in the amount of $2,400, Mr. John G. Hewson in the amount of $2,400, Mr. Perry Morgan in the amount of $2,400 and Mr. Kenneth Beck in the amount of $1,200 and contributions to the Kolmar Canada pension plan on behalf of Mr. Christopher Denney in the amount of $9,099. In addition, all other compensation consists of insurance premium paid by Kolmar in the amounts of $581, $2,322, $2,322, $1,242 and $453 for Mr. Joseph Healy, Mr. Christopher Denney, Mr. Dennis Nolan, Mr. John G. Hewson and Mr. Perry Morgan, respectively. Also, insurance premiums paid by ASC with respect to term life insurance in the amount of $1,236 for Mr. Walter K. Lim.

Option/SAR Grants in 2000

	Individual Grants
Name	Number of Securities Underlying Option/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market Price on Grant Date ($/Sh)	Expiration Date	Grant Date Present Value ($)
Christopher Denney	8,750	3.0%	$21.34	$21.34	12/20/09	$8.22
Dennis Nolan	8,750	3.0%	21.34	21.34	12/20/09	8.22
John G. Hewson	8,750	3.0%	21.34	21.34	12/20/09	8.22
Perry Morgan	8,750	3.0%	21.34	21.34	12/20/09	8.22
Perry Morgan	15,000	6.0%	21.34	21.34	12/31/09	8.22
Joseph Healy	150,000	55.0%	21.34	19.00	07/19/10	7.20

(1)
Refer to Note 10 to the Consolidated Financial Statements for a description of the Company's stock option plan and for an explanation of how this number was calculated.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

    Joseph M. Healy entered into an employment agreement (the "Healy Agreement") with the Company, effective July 19, 2000, which has an initial term of three years and may be extended by mutual agreement for additional years on mutually agreeable terms. Mr. Healy will serve as President and Chief Executive Officer of the Company. The Company will pay to Mr. Healy a base salary of $300,000 per year and a performance bonus to be determined by the Company's Board of Directors. Upon the effective time of the Healy Agreement, Mr. Healy received options to purchase 150,000 shares of Common Stock at the price of $19.00 per share pursuant to a stock option agreement. The options are exercisable on the earlier of (A) the third anniversary of this Agreement or (B) the date, if any, prior to such third anniversary on which (i) the date the Common Stock becomes publicly traded, (ii) the date the Company completes an initial public offering of its Common Stock with proceeds in excess of $15 million, or (iii) the date the Company (or its assets) is sold substantially as an entirety. At December 31, 2000, Mr. Healy was, along with other executives, eligible to participate in a stock option program providing for annual awards for the years 2001 and 2002, of options to purchase up to 60,000 shares of Company stock in the aggregate. If Mr. Healy resigns for good reason (as such term is defined in the Healy Agreement) or dies or becomes disabled, the Company will pay Mr. Healy or his representative his base salary through the balance of the term of the Employment Agreement. During the employment term and continuing for a period of two years after the date of the expiration of Mr. Healy's employment (unless Mr. Healy is terminated by the Company without cause), Mr. Healy will not solicit customers or employees of the Company.

    Christopher Denney entered into an employment agreement (the "Denney Agreement") with the Company, effective January 1, 1998, which has an initial term of three years and may be extended by mutual agreement for additional years on the same or mutually agreeable terms. Mr. Denney will serve as President and Chief Executive Officer of the Company and of Kolmar. The Company paid Mr. Denney a base salary of $300,000 per year and a performance bonus to be determined by the Company's Board of Directors. Upon the effective time of the Denney Agreement, Mr. Denney received options to purchase 85,000 shares of Common Stock at the price of $10 per share pursuant to a stock option agreement. The options are exercisable on the earlier of (i) December 31, 2000, (ii) the date on which the Common Stock becomes publicly traded, (iii) the date on which the Company completes an initial public offering of its Common Stock with proceeds in excess of $15 million, or (iv) the date on which the Company (or its assets) is sold substantially as an entirety. At December 31, 1999, Mr. Denney was, along with other executives, eligible to participate in a stock option program providing for an annual awards for the years 2000, 2001 and 2002, of options to purchase up to 60,000 shares of Company stock in the aggregate. If Mr. Denney resigns for good reason (as such term is defined in the Denney Agreement) or dies or becomes disabled, the Company will pay Mr. Denney or his representative his base salary through the balance of the term of the Employment Agreement. During the employment term and continuing for a period of two years after the date of the expiration of Mr. Denney's employment (unless Mr. Denney is terminated by the Company without cause), Mr. Denney will not solicit customers or employees of the Company. Mr. Denney has retired from the Company effective December 31, 2000.

    Messrs. Nolan and Hewson (the "Executives") have entered into employer agreements with the Company, effective February 1, 1998, which have a term of three years and may be extended by mutual agreement for additional years on the same or mutually agreeable terms. Mr. Hewson will serve as Senior Vice President Sales and Marketing of the Company and Mr. Nolan will serve as Chief Operating Officer of the Company. The Company will pay to Mr. Nolan and Mr. Hewson a base salary of $235,000 and $206,000, respectively, per year and a performance bonus to be determined by the Company's Board of Directors. Upon the effective time of the agreements, each of the Executives was eligible to receive an option to purchase 20,000 shares of Common Stock at the price of $10 per share. The option is exercisable on the earlier of (i) January 31, 2001, (ii) the Common Stock becoming publicly traded, (iii) the Company completing an initial public offering of its Common Stock with proceeds in excess of $15,000,000, or (iv) the Company (or its assets) is sold substantially as an entirety. For each of the five years after

January 1, 1998, the Executives, along with other executives, will be eligible to participate in a stock option program providing for an annual award, to all such participants in the aggregate, of options to purchase up to 60,000 shares of Company stock. If either Executive resigns for good reason (as such term is defined in the Employer Agreements), the Company will pay such Executive his base salary and benefits through the balance of the term. If either Executive dies or becomes disabled, the Company will pay such Executive his base salary and benefits through the balance of the term of the agreement. During the employment term and continuing for a period of two years after the date of the expiration of each Executive's employment (unless the Executive is terminated by the Company without cause), the Executive will not solicit or take away any customer or employee of the Company.

    Messrs. Lim and Morgan do not have an employment agreement with the Company.

    The annual compensation of Company employees were discussed and approved by the compensation committee in meetings held throughout 2000.

Compensation Committee Interlocks and Insider Participation

    As noted previously, the members of the Compensation Committee during 2000 consisted solely of Frank Edelstein, John Morris and Robert M. Wadsworth. None of these individuals have ever been an officer or employee of the Company or any of its subsidiaries (other than Howard C. Lim, who served as Executive Vice President, Chief Financial Officer and Treasurer of ASC from 1968 to 1997) and none of the executive officers of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during 2000. In addition, none of these individuals (other than Howard C. Lim) was a party to any related party transaction with the Company during 2000 involving more than $60,000. Refer to Item 13 of this Form 10-K for a discussion regarding such related party transactions between the Company and Howard C. Lim.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 2000 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group (except as otherwise listed below, the address of each person listed is c/o Outsourcing Services Group, Inc., 25 Commerce Drive, Allendale, NJ 07401).

	Shares Beneficially Owned
Name	Number	Percent

Gordon+Morris Investment Partnership, L.P. (1)	1,279,970	37.9%
840 Newport Center Drive, Suite 600
Newport Beach, CA 92660
HarbourVest Partners IV-Direct Fund L.P. (2)	343,916	10.2%
One Financial Center, 44th Floor
Boston, MA 02111
HarbourVest Partners V-Direct Fund L.P. (3)	1,100,000	32.6%
One Financial Center, 44th Floor
Boston, MA 02111
Christopher Denney (4)	*	*
John G. Hewson (5)	*	*
Dennis M. Nolan (6)	*	*
Perry Morgan (7)	*	*
Walter K. Lim (8)	230,110	6.8%
Samuel D. Garretson	*	*
Howard C. Lim	185,609	5.5%
Frank Edelstein (9)	*	*
Drew H. Adams (10)	1,279,970	37.9%
John H. Morris (1)(11)	1,355,618	40.2%
Robert M. Wadsworth (12)	1,443,916	42.8%
Michael S. Gordon (1)(13)	1,355,618	40.2%
Bruce N. Lipian (1)(14)	1,355,618	40.2%
All directors and executive officers as a group (12 persons) (15)	3,293,940	97.6%

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

(4)
Does not include 85,000 shares subject to options granted to Mr. Denney. The Company repurchased 85,000 shares from Mr. Denney in January 2001. See "Item 11." Executive Compensation—Employment Contracts.

(5)
Does not include 28,750 shares subject to options granted to Mr. Hewson, of which 13,750 have vested within 60 days of December 31, 2000.

(6)
Does not include 28,750 shares subject to options granted to Mr. Nolan, of which 13,750 have vested within 60 days of December 31, 2000.

(7)
Does not include 28,750 shares subject to options granted to Mr. Morgan, of which 6,750 have vested within 60 days December 31, 2000.

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

(15)
Does not include 410,725 shares subject to options, of which 137,145 have vested within 60 days of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholder Agreement and Registration Rights Agreement

    In connection with the Merger, each stockholder of the Company at that time executed an amended and restated stockholder agreement, dated June 30, 1997 (the "Original Stockholder Agreement"), setting forth the rights, obligations and restrictions by and among the Company and its stockholders. In contemplation of the Kolmar Acquisition, on December 31, 1997, the Original Stockholder Agreement was amended by an amendment to stockholder agreement (the "First Amendment"). The Stockholder Agreement was also amended in November 2000 in connection with the resignation of Christopher Denney from his position of Chief Executive Officer of the Company ("Second Amendment"). The Original Stockholder Agreement and the First and Second Amendments are collectively referred to herein as the "Stockholder Agreement." The rights, obligations and restrictions set forth in the Stockholder Agreement include, but are not limited to, the following: (a) restrictions on sales, pledges and other transfers of Common Stock by the Company's stockholders (the "Stockholders"), except in certain circumstances; (b) the right of certain individuals who are part of management of the Company to sell their shares of Common Stock to the Company upon termination of employment by the Company without cause or upon the death or disability, retirement or resignation for "good reason" (as defined therein) of such person; (c) the right of the Company to purchase shares of Common Stock of certain Stockholders in certain circumstances; (d) restrictions on the purchase of shares of Common Stock by the Company in certain circumstances; (e) a right of first refusal in favor of the Company and the Stockholders in certain circumstances; and (f) the right to compel a sale or merger of the Company. The obligation of the Company to purchase shares of Common Stock of certain management employees pursuant to clause (b) above may be deferred in certain circumstances, including to the extent that the Company is prohibited by any debt instruments entered into by the Company or any of its affiliates or by law. In the event such payment is deferred, it shall accrue interest at a rate of 9% per annum until paid in full.

    The Stockholder Agreement requires that, unless certain events have occurred, each Stockholder will nominate, elect and vote all of such Stockholder's shares of Common Stock to continue in office a Board of Directors consisting of nine members, two of whom will be designated by Walter K. Lim and Howard C. Lim (the "Founders") and must be reasonably acceptable to GMIP; two of whom will be designated by HarbourVest; three of whom will be designated by GMIP; one of whom will be designated by HarbourVest and GMIP; and one of whom will be Joseph Healy, so long as he is Chief Executive Officer of the Company and is willing to serve. The persons designated by the Founders, HarbourVest and GMIP may be changed from time to time by the Founders, HarbourVest and GMIP, respectively; provided, however, that Walter K. Lim and Howard C. Lim will each be one of the directors named by the Founders so as long as he holds at least thirty-three percent (33%) of the Common Stock he held on December 31, 1997 and is willing to serve. If both Michael S. Gordon and John H. Morris are no longer principals of the manager of GMIP, then HarbourVest will have the right to name one of the directors GMIP would otherwise have the right to name, provided that HarbourVest is, at such time, the beneficial owner of at least ten percent (10%) of the Common Stock. If either GMIP and its affiliates or HarbourVest and its affiliates no longer hold at least 33% of the highest number of shares of Common Stock held by them at any time, the rights of GMIP or HarbourVest, as appropriate, to name a director will terminate. On each date that any one of the Founders ceases to be a director for any reason, the number of directors to be named by the Founders will decrease by one, and when both of the Founders cease to be directors, the Founders shall no longer have the right to name any directors. Following the resignation of any Founder as a director, HarbourVest and GMIP shall be entitled to jointly designate the person(s) who shall assume the vacant seat(s). If Joseph Healy ceases to be a director because he is no longer Chief Executive Officer, such directorship will be filled by the incoming Chief Executive Officer.

    Certain parties to the Original Stockholder Agreement previously entered into a registration rights agreement providing certain piggyback registration rights relating to their shares of Common Stock.

Management Service Agreements

    The Company, ASC, Piedmont, Kolmar and StoneCreek are parties to an Amended and Restated Management Services Agreement, dated January 8, 1998 (the "Management Services Agreement"), which supersedes all prior management agreements with StoneCreek. Pursuant to this agreement, StoneCreek agreed to provide financial advisory, consulting and other management services to the Company. The Company paid StoneCreek a fee of $800,000 upon the closing of the Kolmar Acquisition and will pay StoneCreek (i) provided certain conditions are met, an annual fee of $350,000 which is subject to adjustment in the event of further acquisitions and/or dispositions, (ii) provided certain ownership conditions are met at the closing of each acquisition of an additional business an amount equal to 1% (or a different amount agreed to by the parties up to 2%) of the total consideration paid to third parties, including assumption of debt, (iii) provided certain ownership conditions are met, upon the sale of the Company or any of its subsidiaries, an amount equal to 1% (or a different amount agreed to by the parties up to 2%) of the consideration received, including the assumption of debt, (iv) at the closing of a debt refinancing transaction an amount equal to 0.5% (or a different amount agreed to by the parties up to 1%) of the amount refinanced and (v) reasonable out-of-pocket expenses. This agreement contains broad indemnification provisions benefiting StoneCreek. Since January 1, 1994, the Company has paid StoneCreek a total of approximately $3.1 million (not including the fee for the Kolmar Acquisition) under the Management Services Agreement and predecessor agreements. The Management Services Agreement was approved by a majority of the independent directors of the Company.

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

Purchases from the Lims

    The Company leases its manufacturing and warehouse facilities located in the City of Industry, CA as well as certain equipment located therein, from Walter K. Lim, Sylvia Lim, Howard C. Lim, Nancy Lim, and their affiliates. The Company believes these leases were entered into in the ordinary course of business on terms no less favorable than could be obtained from a third party in an arms-length transaction and were approved by the Board of Directors of the Company. Between January 1, 1995 and December 31, 2000 and during 2000, the Company paid approximately $5.4 million and $0.9 million, respectively, to Walter K. Lim, Sylvia Lim, Howard C. Lim, Nancy Lim, and their affiliates, under all such leases.

    The Company has sold products to companies controlled by Walter K. Lim, Howard C. Lim, and their affiliates, in the amount of $185,000, $196,000 and $29,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company believes that these sales were made in the ordinary course of business on terms no less favorable than could have been obtained from a third party in an arms-length transaction.

Equipment Leases

    The Company leases certain manufacturing and data processing equipment from a partnership comprised of two of the Company's stockholders, Howard C. Lim and Walter K. Lim. The Company believes these leases were entered into in the ordinary course of business on terms no less favorable than could be obtained from a third party in an arms-length transaction. Lease payments under these equipment leases between January 1, 1995 and December 31, 2000 and during 2000 were approximately $0.6 million and $28,000, respectively.

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

Kolmar Acquisition Agreement

    As of January 1, 1998, OSG acquired all of the shares of Kolmar from CCL Industries and certain assets relating to Kolmar's Canadian operations from CCL for an aggregate purchase price of $78.0 million, subject to certain post-closing adjustments, pursuant to a share and asset purchase agreement dated October 28, 1997, as it was amended by that certain letter agreement dated January 1, 1998 and by that certain modification agreement dated January 8, 1998 (collectively the "Kolmar Acquisition Agreement"), a copy of which has been filed as an exhibit to Registration Statement File Number 333-57209. Upon consummation of the Kolmar Acquisition, Kolmar became a wholly-owned subsidiary of OSG and those other assets purchased from CCL were transferred to Kolmar Canada, an Ontario corporation formed for such purpose, which became a wholly-owned subsidiary of Kolmar. Pursuant to the Kolmar Acquisition Agreement and subject to a $134,000 minimum threshold in one lawsuit, CCL retained liability for all disclosed litigation. The Kolmar Acquisition Agreement contains typical representations and warranties, which for the most part survived until the earlier of (i) July 8, 1999 or (ii) delivery of Kolmar's audited financial statements for the year ended December 31, 1998. Certain representations and warranties made with respect to compliance with environmental laws survive until January 8, 2003. CCL and CCL Industries agreed to indemnify the Company for losses resulting from inaccuracies or breaches of representations and warranties and breaches of certain covenants contained in the agreement. Subject to a $750,000 minimum threshold and for certain environmental liabilities subject to a $250,000 minimum threshold, CCL and CCL Industries' liability for indemnification is limited to $6.5 million (this limit is $12.0 million with respect to losses resulting from environmental matters related to certain facilities and there is no limit with respect to losses from environmental matters related to certain other facilities). Pursuant to the terms of the Kolmar Acquisition Agreement, OSG is required to indemnify CCL and CCL Industries for losses resulting from breaches or inaccuracies of its representations and warranties and for losses arising from the Company's conduct of Kolmar's business, its real property and environmental matters, to the extent that the losses relate to actions or occurrences after the closing date.

Precision Acquisition Agreement

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

Ivers-Lee Limited Acquisition Agreement

    On August 25, 2000, pursuant to a stock purchase agreement, the Company acquired all of the outstanding stock of Ivers-Lee Limited ("Ivers-Lee"), and TMJ Specialty Tool and Design Limited ("TMJ"), corporations organized under the laws of Ontario (together, Ivers-Lee and TMJ are the "Companies" and each a "Company"), from the Ken Young Family Trust (the "Trust"), Pallasade Holdings Inc., a corporation organized under the laws of Ontario ("Pallasade"; together with the Trust, the "Ivers-Lee Shareholders"), and Elizabeth Young (the "TMJ Shareholder", together with the Ivers-Lee Shareholders, the "Sellers") for approximately $8.0 million of which $2.3 million was paid to the seller in the first quarter 2001. Ivers-Lee is primarily a provider of outsourced packaging services to the pharmaceutical, health and beauty aids, household and consumer product markets for some of the largest U.S. and Canadian consumer product companies. The Company plans for Ivers-Lee to continue in this line of business. The Company drew against its existing revolving credit facility to pay Sellers.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	See page F-1 for a listing of financial statements submitted as part of this report.
(a)(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are shown in the financial statements or are inapplicable, and therefore have been omitted.
(a)(3)	The following exhibits are included or incorporated by reference in this report.
Exhibit No.		Description
3.1	(1)	Certificate of Incorporation of Aerosol Services Holding Corporation ("ASHC") (which later changed its name to "Outsourcing Services Group, Inc."), as amended to date.
3.2	(1)	By-Laws of ASHC.
3.3	(1)	Articles of Incorporation of ASC Merger Corp. ("ASCMC") (which later changed its name to "Aerosol Services Company, Inc."), as amended to date.
3.4	(1)	By-Laws of ASCMC, as amended to date.
3.5	(1)	Certificate of Incorporation of Kolmar Laboratories, Inc. ("Kolmar"), as amended to date.
3.6	(1)	By-Laws of Kolmar, as amended to date.
3.7	(1)	Restated Articles of Incorporation of Piedmont Laboratories, Inc. ("Piedmont"), as amended to date.
3.8	(1)	By-Laws of Piedmont.
4.1	(1)	Indenture, dated March 3, 1998, among the Company, the Guarantors listed therein and U.S. Bank Trust National Association (formerly First Trust National Association), as Trustee, relating to the 10.875% Series B Senior Subordinated Notes due 2006 of the Company (the "New Notes") and the 10 7/8% Senior Subordinated Notes due 2006 of the Company (the "Old Notes").
4.2	(1)	Registration Rights Agreement, dated as of March 3, 1998, by and among the Company, the Guarantors listed therein and BT.
4.3	(1)	Registration Rights Agreement, dated as of February 14, 1994, by and among ASHC and the investors that are parties thereto.
9.1	(1)	Amended and Restated Stockholder Agreement, dated as of June 30, 1997, among the Company and certain stockholders listed herein.
9.2	(1)	Amendment to Stockholder Agreement, dated December 31, 1997, among the Company and certain stockholders listed therein.
10.1	(1)	Credit Agreement, dated as of January 8, 1998 ("Credit Agreement"), among the Company, as guarantor, Aerosol Services Company, Inc. ("Aerosol"), Piedmont and additional subsidiaries of the Company, as Borrowers, the Lenders party thereto, BT Commercial Corporation, as Agent, and Heller Financial, Inc., as Co-Agent.
10.2	(1)	Amendment and Waiver No. 1, dated as of April 29, 1998, to the Credit Agreement, by and among the Company, Aerosol and Piedmont, as initial Borrowers, Kolmar, as an additional Borrower, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent for Lenders and Heller Financial, Inc., as Co-Agent.
10.3	(1)	Outsourcing Services Group, Inc. 1998 Stock Option Plan.
10.4	(1)	Stock Option Agreement, dated December 31, 1997, between the Company and Christopher Denney.
10.5	(1)	Amended and Restated Warrant Agreement between the Company and Chase Capital, L.P., dated January 8, 1998.
10.6	(1)	Amended and Restated Management Services Agreement, dated January 8, 1998, by and between The Gordon+Morris Group, the Company, Aerosol, Piedmont and Kolmar.
10.7	(1)	Advisory and Financial Services Agreement by and between the Company and HarbourVest Partners LLC, dated January 8, 1998.
10.8	(1)	Employment and Non-Competition Agreement between the Company and Christopher Denney, dated January 9, 1998.

10.9	(1)	Share and Asset Purchase Agreement, dated October 28, 1997, between CCL Industries, Inc., CCL Industries Corporation and the Company.
10.10	(1)	Amendment to Share and Asset Purchase Agreement, dated January 1, 1998, between CCL Industries, Inc., CCL Industries Corporation and the Company.
10.11	(1)	Modification Agreement, dated January 8, 1998, between CCL Industries, Inc., CCL Industries Corporation and the Company.
10.12	(1)	Agreement and Plan of Merger, dated June 20, 1997, by and between Aerosol Companies Holding Corporation ("ACHC") and ASHC.
10.13	(1)	Amendment and Termination of Employment Contract, dated December 31, 1997, for Howard C. Lim.
10.14	(1)	Amendment and Termination of Employment Contract, dated December 31, 1997, for Samuel D. Garretson.
10.15	(1)	Employment, Non-Disclosure and Limited Non-Competition Agreement between the Company and Joseph W. Sortais.
10.16	(1)	Employment, Non-Disclosure and Limited Non-Competition Agreement between the Company and John G. Hewson.
10.17	(1)	Employment, Non-Disclosure and Limited Non-Competition Agreement between the Company and Dennis Nolan.
10.18	(2)	Stock Option Agreement, dated June 30, 1998, between the Company and Dennis Nolan.
10.19	(2)	Stock Option Agreement, dated June 30, 1998, between the Company and John G. Hewson.
10.20	(2)	Stock Option Agreement, dated June 30, 1998, between the Company and Joseph Sortais.
10.21	(b)	Stock purchase agreement dated February 29, 2000, between the Company and Precision Packaging Services, Inc. ("Precision") to acquire all the issued and outstanding stock of Precision.
10.22		Employment and Non-Competition Agreement between the Company and Joseph Healy, dated July 19, 2000.
10.23		Stock purchase agreement dated August 25, 2000 between the Company and Ivers-Lee Limited ("Ivers-Lee") to acquire all the issued and outstanding stock of Ivers-Lee.
10.24		Settlement Agreement and Mutual Release dated December 8, 2000, between the Company, Piedmont Laboratories, Inc. and Samuel Garretson.
10.25		Retirement Agreement, dated December 1, 2000, for Christopher Denney.
12.1		Statement regarding the computation of ratio of earnings to fixed charges for the Company.
12.2		Statement regarding the computation of ratio of earnings to fixed charges for each of Aerosol (Guarantors only).
12.3		Statement regarding the computation of ratio of earnings to fixed charges for Piedmont (Guarantors only).
12.4		Statement regarding the computation of ratio of earnings to fixed charges for Kolmar (Guarantors only).
12.5		Statement regarding the computation of ratio of earnings to fixed charges for Acupac (Guarantors only).
12.6		Statement regarding the computation of ratio of earnings to fixed charges for Precision (Guarantors only).
12.7		Statement regarding the computation of ratio of earnings to fixed charges for Ivers-Lee (Guarantors only).
21.1		Subsidiaries of the Company.

(1)
Previously filed with the Registration Statement on Form S-4 of Outsourcing Services Group, Inc. (Registration No. 333-57209).

(2)
Previously filed with the December 31, 1998 Form 10-K.

     (b)  Reports on Form 8-K

    None

    (c)  See (a)(3) above for a listing of the exhibits included as a part of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OUTSOURCING SERVICES GROUP, INC.

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Outsourcing Services Group, Inc.
Allendale, NJ

    We have audited the accompanying consolidated balance sheets of Outsourcing Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 1998, 1999 and 2000. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outsourcing Services Group, Inc. and its subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended December 31, 1998, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 21, 2001

OUTSOURCING SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 1999 AND 2000

(Dollars in thousands, except for per share data)

	1999	2000

ASSETS
CURRENT ASSETS:
Cash	$2,530	$3,801
Short-term investments	254	254
Accounts receivable, net	36,206	47,928
Income taxes receivable	174	—
Other receivables	2,198	1,815
Inventories, net	30,848	32,907
Prepaid expenses and other current assets	1,085	1,043
Deferred income taxes, current	3,555	4,551

Total current assets	76,850	92,299
PROPERTY AND EQUIPMENT, net	33,342	43,057
GOODWILL, net	74,179	102,272
DEFERRED INCOME TAXES, non-current	3,051	2,702
DEFERRED FINANCING COSTS, net	6,243	5,260
ENVIRONMENTAL INSURANCE RECEIVABLE	350	350
DUE FROM CCL	3,376	7,126
OTHER ASSETS	1,434	602

TOTAL ASSETS	$198,825	$253,668

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$29,513	$33,067
Accrued expenses	15,074	18,621
Deferred income taxes, current	274	339
Income taxes payable	—	186
Other current liabilities	91	108

Total current liabilities	44,952	52,321
DEFERRED INCOME TAXES, non-current	3,406	3,522
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES	8,348	11,774
LONG-TERM DEBT	112,413	161,447

Total liabilities	169,119	229,064
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750 shares authorized, issued and outstanding	375	375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250 shares authorized, issued and outstanding	4,304	4,514
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 6,000,000 shares authorized; 3,441,983 and 3,375,483 shares issued and outstanding as of December 31, 1999 and 2000, respectively	3	3
Common stock warrants	663	663
Additional paid-in capital	32,140	31,092
Notes receivable from stockholders	(764)	(740)
Accumulated deficit	(7,083)	(10,870)
Accumulated other comprehensive income	68	(433)

Total stockholders' equity	25,027	19,715

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY	$198,825	$253,668

See notes to consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	1998	1999	2000

NET REVENUES	$220,568	$257,040	$296,074
COST OF GOODS SOLD	187,044	219,497	251,080

GROSS PROFIT	33,524	37,543	44,994
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	21,795	23,658	30,454

INCOME FROM OPERATIONS	11,729	13,885	14,540
FOREIGN CURRENCY TRANSLATION (LOSS) GAIN	(1,027)	446	(252)
INTEREST EXPENSE, NET	12,446	13,486	16,999

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	(1,744)	845	(2,711)
PROVISION FOR INCOME TAXES	(947)	(1,096)	(829)

LOSS BEFORE EXTRAORDINARY ITEM	(2,691)	(251)	(3,540)
EXTRAORDINARY ITEM, LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF INCOME TAX BENEFIT OF $1,053 IN 1998	(2,577)	—	—

NET LOSS	(5,268)	(251)	(3,540)
ACCRETION AND DIVIDENDS ON PREFERRED STOCK	(248)	(248)	(247)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(5,516)	(499)	(3,787)

OTHER COMPREHENSIVE INCOME (LOSS):
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	76	(8)	(501)

COMPREHENSIVE LOSS	$(5,192)	$(259)	$(4,041)

BASIC AND DILUTED LOSS PER SHARE:
LOSS BEFORE EXTRAORDINARY ITEM	$(0.81)	$(0.07)	$(1.03)
LOSS FROM EXTRAORDINARY ITEM	(0.77)	—	—

NET LOSS PER SHARE—BASIC AND DILUTED	$(1.58)	$(0.07)	$(1.03)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	$(1.65)	$(0.14)	$(1.10)

WEIGHTED AVERAGE COMMON SHARES—BASIC AND DILUTED	3,336,085	3,444,182	3,437,189

See notes to consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(Dollars in thousands)

	Shares	Amount	Common stock warrants	Additional Paid-in Capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity

BALANCE, 1/1/1998	1,267,174	$1	$663	$10,394	$—	$(1,068)	$—	$9,990
Issuance of common stock and warrants in conjunction with the acquisition of Kolmar Group (Notes 2 and 10)	2,093,000	2		20,928				20,930
Issuance of common stock in conjunction with management share offering (Note 10)	95,000	—		950	(772)			178
Accretion of redeemable Series B preferred stock						(210)		(210)
Payment of dividends on Series A redeemable preferred stock						(38)		(38)
Net loss						(5,268)		(5,268)
Foreign currency translation adjustment							76	76

BALANCE, 12/31/1998	3,455,174	3	663	32,272	(772)	(6,584)	76	25,658
Repurchase and cancellation of common stock	(13,191)			(132)	8			(124)
Accretion of redeemable Series B preferred stock						(210)		(210)
Payment of dividends on Series A redeemable preferred stock						(38)		(38)
Net loss						(251)		(251)
Foreign currency translation adjustment							(8)	(8)

BALANCE, 12/31/1999	3,441,983	3	663	32,140	(764)	(7,083)	68	25,027
Repurchase and cancellation of common stock	(66,500)			(1,048)	24			(1,024)
Accretion of redeemable Series B preferred stock						(210)		(210)
Payment of dividends on Series A redeemable preferred stock						(37)		(37)
Net loss						(3,540)		(3,540)
Foreign currency translation adjustment							(501)	(501)

BALANCE, 12/31/2000	3,375,483	$3	$663	$31,092	$(740)	$(10,870)	$(433)	$19,715

See notes to consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(Dollars in thousands)

	Year Ended December 31,
	1998	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,268)	$(251)	$(3,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,480	8,892	12,388
Amortization of deferred financing costs	1,165	1,471	1,333
Foreign currency translation	1,027	(446)	(252)
Provision for doubtful accounts	577	748	530
Extraordinary item—loss from early extinguishment of debt	3,630	—	—
Deferred income taxes	(1,069)	(109)	(463)
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,027)	(789)	(5,318)
Inventories	(4,367)	(1,091)	(274)
Prepaid expenses and other current assets	1,165	(524)	978
Other assets	787	6,556	(2,881)
Trade accounts payable	2,279	1,059	387
Accrued expenses and other current liabilities	4,601	(12,815)	3,143

Net cash provided by operating activities	10,980	2,701	6,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,105)	(5,699)	(6,919)
Sale of property and equipment	685	227	934
Other	(1,130)	(169)	1,416
Short-term investments	—	1	—
Acquisition of Kolmar Group, net of cash acquired (1998), the acquisitions of Acupac and Bradcan, net of cash acquired (1999) and the acquisitions of Precision and Ivers-Lee, net of cash acquired (2000)	(77,580)	(10,529)	(47,826)

Net cash used in investing activities	(81,130)	(16,169)	(52,395)

See notes to consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(Dollars in thousands)

	Year Ended December 31,
	1998	1999	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing acquisition	(11,482)	—	(350)
Net borrowings (payments) on revolving loans	(10,446)	7,413	49,034
Repayments of long-term debt	(19,750)	—	—
Payment of dividends on preferred stock	(38)	(38)	(37)
Borrowing on senior bridge loan	70,000	—	—
Borrowing on senior subordinated notes	105,000	—	—
Repayment of senior bridge loan	(70,000)	—	—
Repayment of senior subordinated debt	(6,000)	—	—
Proceeds from issuance of common stock	21,108	—	—
Repurchase/cancellation of stock	—	(124)	(1,024)

Net cash provided by financing activities	78,392	7,251	47,623

EFFECT OF EXCHANGE RATE CHANGES ON CASH	167	—	12

NET INCREASE (DECREASE) IN CASH	8,409	(6,217)	1,271
CASH, beginning of year	338	8,747	2,530

CASH, end of year	$8,747	$2,530	$3,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,741	$12,186	$15,322
Income taxes	$847	$861	$1,988
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock (Note 9)	$210	$210	$210
The Company acquired all the capital stock of Kolmar Group (1998), Acupac Packaging (1999), Bradcan Corporation (1999), Precision Packaging (2000) and Ivers-Lee (2000). In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$63,358	$5,390	$20,327
Intangible assets acquired	51,277	8,711	35,522
Cash paid for capital stock	(77,951)	(9,732)	(41,305)
Cash paid for assets	—	(797)	(6,000)

Liabilities assumed	$36,684	$3,572	$8,544

See notes to consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

1. ORGANIZATION AND BACKGROUND

    Outsourcing Services Group, Inc. (the "Company" or "OSG") is a leading provider of outsourced manufacturing and packaging services to the North American health and beauty aid market. The Company's revenues are derived from the manufacturing and packaging of health and beauty aid products, including lipstick, face powder, eye shadow, mascara, nail enamel, skin care cream and lotion, hair spray and gel, shampoo and shaving cream and gel. Other products manufactured and packaged by the Company include household and automotive products, such as lubricants and liquid cleaners and unit dose packaging for the pharmaceutical and over-the-counter drug markets. OSG offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling and packaging. It also provides ancillary services such as materials procurement, warehousing and distribution of finished goods.

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

2. MERGERS, ACQUISITIONS AND DISPOSALS

    Effective January 1, 1998, the Company acquired from CCL Industries, all of the outstanding shares of Kolmar Laboratories, Inc. and the net assets of Kolmar Canada Inc. (collectively referred to as the Kolmar Group), for $78.0 million, subject to certain post-closing adjustments. The Kolmar Group designs, manufactures, contracts for manufacture, and sells a variety of cosmetics, creams and lotions, and fragrances to retailers and wholesale distributors principally in the United States, Canada, Mexico, and Australia. The acquisition has been treated as a purchase for accounting purposes. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition.

    In April 1999, a subsidiary of the Company (Kolmar Canada, Inc.) acquired certain of the operating assets of Bradcan Corporation for approximately $800,000. This acquisition was accounted for as a purchase.

    On June 2, 1999, the Company acquired all of the issued and outstanding capital stock of Acupac Packaging, Inc. ("Acupac"), for approximately $10.0 million. Acupac is primarily a provider of outsourced packaging services to the health and beauty aids, household and consumer product markets. This acquisition was accounted for as a purchase. Pro forma financial information is not presented with respect to the 1999 acquisitions due to the immaterial effect.

    On February 29, 2000, the Company acquired all of the issued and outstanding stock of Precision Packaging and Services, Inc. ("Precision") for approximately $42.1 million. Precision is a contract manufacturer of high-speed liquid filling, cartoning, shrink wrapping and packaging for some of the largest U.S. consumer products companies. On August 25, 2000, the Company acquired Ivers-Lee Limited ("Ivers-Lee"), for approximately $8.0 million of which $2.3 million is to be paid in the first quarter of 2001. Ivers-Lee is primarily a provider of outsourced packaging services to the pharmaceutical, health and beauty aids, household and consumer product markets for some of the largest U.S. and Canadian consumer products companies. Both of the acquisitions were accounted for as purchases. The results of operations of Precision and Ivers-Lee are included in the 2000 financial statements for all periods subsequent to their respective acquisition dates.

    Assuming that the Precision and Ivers-Lee acquisitions had occurred on January 1, 2000, unaudited pro forma consolidated net revenues and net losses for the year ended December 31, 2000 would have been $310.4 million and ($2.8) million, respectively. Assuming that the Acupac, Precision and Ivers-Lee acquisitions had occurred on January 1, 1999, unaudited pro forma consolidated net revenues and net income for the year ended December 31, 1999 would have been $310.4 million and $7.8 million, respectively.

    In November 2000, Kolmar sold its wholly owned Imperial Cosmetics Services division through an asset purchase agreement to Imperial Cosmetics, L.P. (Peter Bohm). The business was sold as an asset deal for $1.5 million dollars for the real property, equipment, inventory and prepaid assets less assumed liabilities of approximately $250,000. During 2000, the Imperial Cosmetics Services division suffered losses from operations of $783,000 and sustained an additional $1.2 million deal related losses (including $0.8 million write-off of goodwill).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

    Short-term Investments—Short-term investments consists of certificate of deposits with an original maturity of greater than three months and a remaining maturity of less than one year. Short-term investments are stated at cost which approximates market value.

    Inventories—Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

    Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided principally using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 20 years. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred.

    Deferred Financing Costs—Deferred financing costs are capitalized costs associated with obtaining long-term debt financing including legal expenses and bank fees. These costs are being amortized over the repayment term of the related debt on a straight-line basis. Deferred financing cost are presented net of accumulated amortization of $2,466,000 and $3,799,000 in 1999 and 2000, respectively.

    Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized over periods ranging from 2 to 40 years. The Company subjects the carrying value of the goodwill to an annual review for impairment. The Company evaluates the recoverability of intangible assets by considering estimated future operating income of the Company, to which the goodwill relates, on an undiscounted cash flow basis. OSG management performs a review of each operating entity on an annual basis (unless circumstances dictate that a review is needed in an interim period) to determine if events or changes in circumstances have occurred which would impair goodwill. Should an impairment exist, the Company would record a charge to operations to recognize the impairment of its intangible assets. Goodwill is presented net of accumulated amortization of $9,344,000 in 1999 and $15,396,000 in 2000.

    Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with

SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets on an undiscounted cash flow basis to determine whether or not an impairment to such value has occurred.

    Revenue Recognition—The Company manufactures and packages products based on written agreements with customers specifying price, units and shipping terms. Revenue is generally recognized as products are shipped to customers. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue at the time the manufacturing process is completed. The Company estimates and records provisions for sales returns and allowances based on its experience. Total sales returns and allowances were $554,000, $1,364,000 and $1,396,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    Concentration of Credit Risk—Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash balances with financial institutions that are in excess of federally insured limits. The Company's products are primarily sold to product marketers which, in turn, sell or distribute to retail stores and salons. These customers can be affected by changes in economic, competitive, or other factors. The Company makes substantial sales to relatively few, large customers. Credit limits, ongoing credit evaluations, and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

    Use of Estimates and Assumptions—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments—The Company's consolidated balance sheets include the following financial instruments: short-term investments, trade accounts receivable, trade accounts payable, and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

    Major Customers—During the years ended December 31, 1998, 1999 and 2000, the two largest customers together accounted for approximately 20%, 24% and 18%, respectively, of revenues. These two customers had a combined accounts receivable balance of $6,700,000, $2,800,000 and $11,600,000 as of December 31, 1998, 1999 and 2000, respectively. A decision by a significant customer to decrease the amount purchased from the Company or to cease utilizing the Company's services could have a material effect on the Company's financial condition and results of operations.

    Research and Development Costs—Research and development costs are expensed when incurred. Included in general, selling and administrative expenses during the years ended December 31, 1998, 1999 and 2000, is approximately $1,479,000, $2,128,000 and $3,083,000, respectively, of research and development costs for the development and improvement of the Company's products.

    Basic and Diluted Net Loss Per Share—The Company has adopted SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock, and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares of 150,000, 138,500, and 410,725 in 1998, 1999, and 2000, respectively, have been excluded from the diluted EPS computation as their effect would be antidilutive. In the computation of loss per share, the net loss attributable to common stockholders includes the accretion and payment of dividends on the Series A and B preferred stock totaling $248,000, $248,000 and $247,000 in 1998, 1999 and 2000, respectively.

    Translation of Foreign Currencies—Foreign subsidiary financial statements are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translations. The balance sheets of foreign affiliates are translated into U.S. dollars at the exchange rates in effect on the last day of the reporting period. The statements of operations of foreign affiliates are translated into U.S. dollars at the average exchange rate effective for the entire period. The differences from historical exchange rates are reflected in stockholders' equity as an adjustment for foreign currency translations. The Company's Mexican operations, acquired as a part of Kolmar Group, were deemed to be operating in a highly inflationary economy for 1998. As a result, the U.S. dollar was the functional currency. Monetary items have been translated using current exchange rates and all other balance sheet items were remeasured at historical exchange rates. The loss from remeasurement is included in earnings.

    Accounting for Stock-Based Compensation—The Company accounts for Stock-Based Awards to Employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

    Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation.

    New Accounting Pronouncements—Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

4. ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following at December 31:

	1999	2000
	(in thousands)
Trade accounts receivable	$37,697	$49,313
Less allowance for doubtful accounts	(1,491)	(1,385)

	$36,206	$47,928

5. INVENTORIES

    Inventories consisted of the following at December 31:

	1999	2000
	(in thousands)
Raw materials	$23,045	$25,300
Work-in-process	4,428	6,171
Finished goods	6,344	5,945

	33,817	37,416
Less reserve for excess and obsolete inventories	(2,969)	(4,509)

	$30,848	$32,907

6. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

	1999	2000
	(in thousands)
Land	$775	$1,149
Building	8,877	15,356
Equipment	26,926	34,784
Leasehold improvements	1,040	1,521
Furniture and fixtures	1,946	2,550
Construction-in-progress	261	330
Computer equipment	877	906

	40,702	56,596
Less accumulated depreciation and amortization	(7,360)	(13,539)

	$33,342	$43,057

7. INCOME TAXES

    The provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 is as follows:

	1998	1999	2000
	(in thousands)
Current:
Federal	$698	$808	$855
State	298	177	105
Foreign	71	333	332

	1,067	1,318	1,292
Deferred:
Federal	(233)	(241)	(489)
State	113	132	122

	(120)	(109)	(367)
Valuation allowance	—	(113)	(96)

Provision for income taxes	$947	$1,096	$829

A reconciliation between the provision (benefit) for income taxes, as required by applying the federal statutory rate of 35% to that included in the financial statements, is as follows for the years ended December 31, 1998, 1999 and 2000:

	1998	1999	2000
Income tax expense (benefit) at statutory rate	(35.0%)	35.0%	(35.0%)
State tax expense, net of federal benefit	3.0%	24.0%	5.6%
Meals and entertainment	1.4%	3.6%	2.2%
Goodwill	60.2%	107.9%	49.1%
Change in valuation allowance	0.0%	(13.3%)	0.0%
Non-taxable foreign income	23.9%	(27.5%)	(3.0%)
Officer's life insurance	0.2%	0.0%	0.5%
Foreign taxes	0.0%	0.0%	11.6%
Other	0.6%	(1.0%)	(0.1%)

	54.3%	128.7%	30.6%

    Deferred taxes are recorded based upon the differences between the financial statements and tax bases of assets and liabilities. Temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	1998	1999	2000
	(in thousands)
Current deferred taxes:
Deferred tax assets:
Allowance for bad debts	$605	$530	$547
Accrued liabilities	1,112	1,379	1,560
Inventory capitalization	780	488	537
Inventory reserve	829	1,033	1,600
Contamination reserve	181	9	9
Deferred acquisition costs	52	52	211
Charitable contributions	37	27	68
LIFO adjustment	0	37	19

	3,596	3,555	4,551

Deferred tax liabilities:
State taxes	(308)	(257)	(227)
LIFO adjustment	(310)	0	0
Other	(24)	(17)	(112)

	(642)	(274)	(339)

Net current deferred tax asset	2,954	3,281	4,212

Noncurrent deferred taxes:
Deferred tax assets:
Net operating loss carryover	2,573	2,692	1,584
Deferred compensation	531	527	512
Tax credits	92	171	846
Amortization	134	0	0

	3,330	3,390	2,942

Deferred tax liabilities:
Property and equipment	(2,699)	(2,483)	(2,385)
Goodwill	(412)	(812)	(1,124)
State taxes	(65)	(111)	(13)

	(3,176)	(3,406)	(3,522)
Valuation allowance—long term	(452)	(339)	(240)

Net noncurrent deferred tax (liability)	(298)	(355)	(820)

Net deferred tax assets	$2,656	$2,926	$3,392

    At December 31, 2000, the Company had federal, state, and foreign net operating loss carryforwards of approximately $2,800,000, $4,600,000 and $710,000, respectively. The federal and state net operating losses begin to expire in 2010 and 2002, respectively. Of the total federal net operating loss carryforward, $2.8 million may be utilized in future years only to the extent of ASC's taxable income. As of December 31, 2000, a valuation allowance of $240,000 has been provided against the deferred tax assets of the foreign subsidiaries (comprised principally of net operating loss carryforwards acquired in the acquisition of Kolmar), as it is more likely than not, that sufficient taxable income will not be generated to realize the deferred tax assets. FAS 109 requires that if a valuation allowance is recognized for an acquired entity's deferred tax asset(s), the tax benefits for those items that are first recognized in the financial statements after the acquisition date shall be applied (a) first, to reduce to zero any goodwill related to the acquisition, (b) second, to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third, to reduce income tax expense.

    In addition, the Company has a California and New York Manufacturers' Investment tax credit carryforward of $236,000 which begins to expire in 2004.

8. LONG-TERM DEBT

    Long-term debt consists of the following as of December 31:

	1999	2000
	(in thousands)
Senior secured revolving loan	$7,413	$56,447
Senior subordinated notes	105,000	105,000

Total long-term debt	$112,413	$161,447

    In January 1998, in conjunction with the Kolmar Group acquisition, the Company refinanced all of its existing indebtedness with $30.0 million of borrowings under a senior secured credit facility and $70.0 million of borrowings under a senior subordinated credit agreement. Deferred financing costs of $1.1 million associated with the existing indebtedness were written off in 1998 and reflected as an extraordinary item in the accompanying financial statements, net of tax of $322,000. Amounts due under the existing Senior Revolving Loan and Senior Subordinated Debt were repaid when the Company refinanced all of its long-term debt in conjunction with the acquisition of Kolmar.

    Senior Subordinated Notes—On March 3, 1998, the Company repaid indebtedness incurred in conjunction with the Kolmar Group acquisition, using the proceeds from the issuance of $105 million senior subordinated notes which are due in 2006. Deferred financing costs of $2.5 million associated with the existing indebtedness were written off in 1998 and reflected as an extraordinary item in the accompanying financial statements, net of tax of $731,000. Interest on the notes accrues from their date of original issuance and is payable semiannually in arrears on March 1 and September 1 of each year at the rate of 10.875% per annum. The notes are redeemable, in whole or in part, at the option of the Company, on or after March 1, 2003 at the redemption price of 110.875% of the aggregate principal amount to be redeemed plus accrued and unpaid interest to the redemption date.

8. LONG-TERM DEBT (Continued)

    The notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The notes contain covenants which, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and enter into certain transactions. The Company was in compliance with such debt covenants at December 31, 2000.

    Senior Secured Revolving Loan—The senior secured credit facility allows for maximum borrowings of $70.0 million, of which $12.8 million was available on December 31, 2000. Amounts borrowed under the credit facility include a U.S. based revolver loan bearing interest at the prime rate (9.5% at December 31, 2000) plus .75% and Euro notes with a blended interest rate of 6.79% plus 2.25%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. The credit facility contains covenants which, among other things, require minimum levels for earnings and certain financial ratios and place restrictions on capital expenditures. The Company was in compliance with such debt covenants at December 31, 2000. The senior revolver credit agreement expires January 8, 2003.

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

    As of December 31, 1999 and 2000, cumulative and undeclared dividends in arrears amounted to $483,000 and $693,000, respectively. The accrued dividends are being accreted annually as an increase to the value of the preferred stock and a reduction in retained earnings.

10. STOCKHOLDERS' EQUITY

    Management Private Placement—On September 10, 1998, the Company sold, by way of a private placement, 95,000 shares of its Common Stock to certain officers at a purchase price of $10.00 per share. The Company financed all or a portion of the aggregate purchase price of the stock purchases on behalf of the officers. The related promissory notes bear interest at the rate of 8.0% per annum which is payable on the first business day of each month commencing September 1, 1998. Principal is payable in full no later than December 31, 2002. The notes receivable have been reflected as a reduction to equity in the accompanying financial statements. (See Note 15).

    Repurchase of Stock—On December 9, 2000, the Company repurchased 62,500 shares of common stock from Mr. Sam Garretson to settle an outstanding receivable.

    Warrants—In conjunction with the June 30, 1997 merger (Note 2), OSG issued warrants to a stockholder of ASHC to purchase 80,883 shares of its common stock at a price of $0.01 per share, exercisable any time after June 30, 2002. Such warrants were recorded at the fair market value of $663,000 and were considered part of the acquisition price of ASHC. The warrants expire on June 30, 2007. The Company may not call the warrants prior to June 30, 2003. Thereafter, the Company may, from time to time, call all of the outstanding warrants at a call price equal to the fair market value of a share of common stock as of the call date less the exercise price in effect on the date which the call price is paid.

    Options—In September 1998, the Company adopted a stock option plan providing for the granting of options to officers, directors and key employees to purchase up to 750,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. The option expiration dates are determined at the date of grant, but may not exceed ten years.

    Changes in shares under options for the year ended December 31, 1998, 1999 and 2000 are summarized as follows:

	Year ended December 31, 1998		Year ended December 31, 1999		Year ended December 31, 2000
OPTIONS	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
OUTSTANDING, beginning of year	—	—	150,000	$10.00	138,500	$10.00
Granted	150,000	$10.00	8,500	$10.00	272,225	$20.05
Cancelled	—	—	(20,000)	$10.00	—	—

OUTSTANDING, end of year	150,000	$10.00	138,500	$10.00	410,725	$16.66

Options exercisable, end of year	—	—	37,305	$10.00	129,145	$12.15
Weighted average fair value of options granted during the year	—	$2.79		$3.40		$7.65

    The options outstanding at December 31, 1998, 1999 and 2000 have a weighted average remaining contractual life of 9.00, 8.10 and 8.50 years, respectively. See Note 15.

    The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been as follows:

	Year ended December 31, 1998	Year ended December 31, 1999	Year ended December 31, 2000
	(in thousands, except per share data)	(in thousands, except per share data)	(in thousands, except per share data)
Actual net loss	$(5,268)	$(251)	$(3,540)
Pro forma net loss	(5,408)	(382)	(5,624)
Actual net loss per share	(1.58)	(0.07)	(1.03)
Pro forma net loss per share	(1.62)	(0.11)	(1.46)

    The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the years ended December 31, 1998, 1999 and 2000, assuming a risk-free interest rate of 4.46%, 5.62% and 5.75%, respectively, zero volatility, zero dividend yield, and expected lives of 103 months.

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

11. RELATED PARTY TRANSACTIONS

    The Company leases a plant facility, two adjacent warehouses, and land from stockholders of the Company and from a partnership of three of the Company's stockholders. Lease expense for these facilities and land leases was $912,000, $925,000 and $946,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Various manufacturing and data processing equipment is also leased from a partnership of two of the Company's stockholders. Lease expense for these equipment leases for the years ended December 31, 1998, 1999 and 2000, was $105,000, $85,000 and $28,000, respectively.

    The Company recorded sales to affiliated companies, which are wholly owned by two of the Company's stockholders, during the years ended December 31, 1998, 1999 and 2000, in the amount of $185,000, $196,000 and $29,000, respectively. At December 31, 1999 and 2000, the Company had $24,000 and $6,300, respectively, in affiliated company accounts receivable, which are included in trade accounts receivable.

11. RELATED PARTY TRANSACTIONS (Continued)

    Management Service Agreements—Pursuant to a management services agreement with StoneCreek, the Company paid StoneCreek $800,000 upon closing of the acquisition of the Kolmar Group (Note 2) and will pay StoneCreek, in exchange for management services, (i) an annual fee of $350,000, which is subject to adjustment, and (ii) up to 2% of the total consideration received or paid in various transactions. The Company is also a party to a letter agreement with HarbourVest Partners, LLC (HV), pursuant to which the Company will pay HV, in exchange for financial and business advisory services, (i) an annual fee of $115,000 and (ii) one-third of the fee, under certain conditions, received by StoneCreek under its management services agreement with the Company. The Company paid StoneCreek $350,000, $371,000 and $506,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

12. BENEFIT PLANS

(a)  Profit Sharing

    The Company has eliminated the profit-sharing plans for its eligible employees, as of January 1, 1999. Contributions to the plan were at the discretion of the Board of Directors. During the year ended December 31, 1998, the Company contributed $50,000 to the plan.

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

    The following table sets forth the change in benefit obligations and plan assets of the pension plan as determined by independent actuarial valuations:

	Year ended December 31,
	1998	1999	2000
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$16,371	$18,373	$17,953
Service cost	531	593	581
Interest cost	1,181	1,205	1,264
Actuarial gain (loss)	1,124	(1,317)	(10)
Benefits paid	(834)	(901)	(907)

Benefit obligation at end of year	$18,373	$17,953	$18,881

Change in plan assets:
Fair value of plan assets at beginning of year	$17,878	$17,132	$17,211
Actual return on plan assets	88	980	874
Benefits paid	(834)	(901)	(907)

Fair value of plan assets at end of year	$17,132	$17,211	$17,178

Funded status	(1,241)	$(742)	$(1,703)
Unrecognized actuarial gain	2,631	1,670	2,128

Prepaid benefit cost	$1,390	$928	$425

    The following table lists the components of the net periodic benefit cost of the pension plan and the assumptions used:

	1998	1999	2000
	(dollars in thousands)
Service cost-benefits earned during the period	$531	$593	$581
Interest cost on projected benefit obligation	1,181	1,205	1,264
Expected return on plan assets	(1,397)	(1,336)	(1,342)

Net periodic pension cost	$315	$462	$503

Discount rates	7.0%	7.0%	7.0%
Expected long-term rate of return on assets	8.0%	8.0%	8.0%
Rates of increase in compensation levels	4.0%	4.5%	4.5%

(c)  401(k) Plan

    The Company maintains a defined contribution plan (the Plan) to provide eligible employees with additional income upon retirement. Under the Plan, employees can contribute up to 20% of their salary through payroll deductions. The Company, at the discretion of the Board of Directors, matches up to 50% of amounts contributed by the employees to a maximum of 3% of the employees earnings. The payroll deductions are considered tax deferred under the Section 401(a) of the Internal Revenue Code. The Company's contributions to the Plan, including administrative costs, were $294,000, $320,000 and $308,000 in 1998, 1999 and 2000, respectively.

13. COMMITMENTS AND CONTINGENCIES

    Leases—The Company leases warehouse and office space under operating leases having terms from 3 to 12 years. Each lease is subject to an upward annual rental adjustment based upon the percentage change in the Consumer Price Index. The Company is responsible for insurance and property taxes on the facilities. The Company also has equipment under operating leases having terms from 1 to 5 years.

Total rent expense on operating leases for the years ended December 31, 1998, 1999 and 2000 was $2,328,000, $2,973,000 and $3,672,000, respectively.

    Minimum annual rentals and lease payments in the aggregate are:

Year ending December 31:	Related Party	Other	Total
	(in thousands)
2001	$953	$2,459	$3,412
2002	946	1,858	2,804
2003	946	1,567	2,513
2004	946	1,380	2,326
2005	946	1,323	2,269
Thereafter	4,161	2,375	6,536

	$8,898	$10,962	$19,860

    Self-Insurance Programs—The Company participates in a self-insured group health and workers compensation program for employees of Piedmont, Kolmar, ASC, and Acupac. Under such programs, the first $50,000 to $100,000 of claims for each employee will be paid by the Company. The Company has accrued $1,162,000 and $1,945,000 as of December 31, 1999 and 2000, respectively, for unpaid and incurred but not reported claims.

    Product Liability Insurance—The Company maintains product liability insurance which provides coverage in the amount of $52 million per occurrence and $55 million in the aggregate. A product liability claim that results in a judgment or settlement in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

    Environmental Regulation and Compliance—The Company's operations and properties are subject to environmental laws. Violations of environmental laws can result in civil or criminal penalties or in cease-and-desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with environmental laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the ASHC and Kolmar acquisitions and certain insurance coverage, the Company believes that the future cost of compliance with existing environmental laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in environmental laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, or financial condition or cash flows.

    ASHC's operations are located within the boundaries of the Puente Valley Operable Unit ("OU") of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASHC, the U.S. Environmental Protection Agency (EPA) identified ASHC as one of more than 500 potentially responsible parties ("PRPs") for the contamination of Puente Valley OU. Subsequently, ASHC and 43 other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. The EPA has not determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASHC, the sellers (who currently own the property on which ASHC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for offsets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease offset rights, recent EPA cost estimates of the proposed cleanup alternatives, and certain preliminary estimates of ASHC's share of liability, the Company believes, although there can be no assurance, that ASHC's liability at this site will not be material. In addition, prior to the Company's acquisition of ASHC, the Los Angeles Regional Water Quality Control Board (RWQCB) requested that ASHC conduct certain soil and groundwater investigation and remediation on its property. ASHC has conducted the requested investigations and the RWQCB has approved ASHC's remediation plan. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

    At the Carroll & Dubies super fund site near Port Jervis, New York, the remediation work and the final post-remediation facility inspections were completed in December 1999. Post-remediation monitoring expected to last through 2005 commenced in year 2000 and is expected to cost $350,000. The entire project has been, and will continue to be, fully indemnified by CCL. The Company has established a reserve of $350,000 for post-remediation work at the site. At December 31, 2000, the Company had a long-term receivable totaling $350,000 for insurance recoveries or indemnification proceeds related to this site, which are probable of collection.

    Based on the advice of outside counsel, the Company also maintained an accrual of $9,000,000 as of December 31, 2000 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have specific indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at December 31, 2000, of $920,000 that includes potential liabilities related to the Orange County Landfill, located in New York State and the Union Metals Property (neighboring property of Imperial Cosmetics Division).

    While it is impossible at this time to determine with certainty the ultimate outcome of the environmental matters referred to above, management believes that adequate provisions have been made for probable losses with respect thereto and that the ultimate outcome, after provisions therefore, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. It is reasonably possible that changes in estimates of recorded obligations and related receivables may occur in the near term.

    Should any losses be sustained in connection with any of such environmental matters in excess of provisions therefore, they will be charged to income in the future.

    Litigation—There are certain other legal proceedings and claims pending against the Company arising out of the normal course of business which claims for monetary damages are asserted. While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities will not individually or in the aggregate have a material adverse effect on the Company's financial position, results of operations or cash flows.

    In November 1999, the Company paid a settlement of $1,000,000 with a customer for a product liability claim against its Piedmont Laboratories subsidiary which relates to actions taken prior to the acquisition of the subsidiary by the Company. Concurrently, a $1,000,000 receivable was set up by the Company against the prior owners of Piedmont. The Company charged the settlement to operating expenses in the third quarter of 1999. Costs to defend this claim amounted to $1,362,000 in 1999. In December 2000, this receivable was satisfied in full by the previous owner.

    Employment Agreements—The Company has employment agreements with three executives, expiring on various dates through July 2003. Each of the employment agreements are renewable based on the mutual agreement of the executive and the Company. Annual base salaries under the agreements are $741,000. Each of the agreements also provide for performance bonuses.

14. BUSINESS SEGMENT INFORMATION

    The Company operates multiple business segments specializing in the manufacturing and packaging of aerosol and liquid products, color cosmetics, and unit dose product delivery. The Company provides contract manufacturing and packaging of health and beauty aid products as well as household and automotive products and packaging for the pharmaceutical and over-the-counter drug markets. The Company has operating facilities in the U.S., Mexico, and Canada.

    The Company is divided into three operating divisions whose respective members are as follows: Kolmar Division—the Kolmar Group, Aerosol, Liquid Division—ASC, Piedmont and Precision and Unit Dose Division—Acupac and Ivers-Lee.

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by business segment for the year ended December 31, 1998, are as follows:

	Kolmar Division	Aerosol, Liquid Division	Unit Dose Division	Corporate	Total
Net revenues	$93,230	$127,338	$—	$—	$220,568
Income from operations	3,208	1,023	—	7,498	11,729
Identifiable assets	122,536	71,046	—	6,642	200,224
Depreciation and amortization	3,280	4,200	—	—	7,480

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by business segment for the year ended December 31, 1999, are as follows:

	Kolmar Division	Aerosol, Liquid Division	Unit Dose Division	Corporate	Total
Net revenues	$126,310	$121,568	$9,162	$—	$257,040
Income (loss) from operations	7,820	(1,985)	792	7,258	13,885
Identifiable assets	114,207	61,964	13,542	9,112	198,825
Depreciation and amortization	3,870	4,628	394	—	8,892

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by business segment for the year ended December 31, 2000, are as follows:

	Kolmar Division	Aerosol, Liquid Division	Unit Dose Division	Corporate	Total
Net revenues	$114,080	$160,746	$21,248	$—	$296,074
Income (loss) from operations	1,709	4,969	655	7,207	14,540
Identifiable assets	116,838	109,020	22,286	5,524	253,668
Depreciation and amortization	4,263	7,072	1,053	—	12,388

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the year ended December 31, 1998, are as follows:

	United States	Mexico	Canada	Other (1)	Total
	(Dollars in thousands)
Net revenues	$206,426	$6,218	$7,924	$—	$220,568
Income (loss) from operations	12,777	186	349	(1,583)	11,729
Identifiable assets	185,861	3,424	10,140	799	200,224
Depreciation and amortization	6,908	273	299	—	7,480

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the year ended December 31, 1999, are as follows:

	United States	Mexico	Canada	Other (1)	Total
	(Dollars in thousands)
Net revenues	$233,989	$10,568	$12,483	$—	$257,040
Income (loss) from operations	12,235	930	749	(29)	13,885
Identifiable assets	177,963	6,248	13,653	961	198,825
Depreciation and amortization	8,362	267	202	61	8,892

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the year ended December 31, 2000, are as follows:

	United States	Mexico	Canada	Other (1)	Total
	(Dollars in thousands)
Net revenues	$266,932	$11,527	$17,615	$—	$296,074
Income (loss) from operations	13,451	437	727	(75)	14,540
Identifiable assets	223,274	7,548	22,083	763	253,668
Depreciation and amortization	11,247	262	823	56	12,388

(1)
Other—Includes financial data for the Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London)

15. SUBSEQUENT EVENTS

    Pursuant to a supplemental employee retirement plan ("SERP") for Christopher Denney, as of December 31, 2000, a payment for $612,992 was initiated in the first quarter of 2001. The Company repurchased 20,000 shares of common stock from Mr. Denney at $26.00 per share less an outstanding loan amount of $160,000 for a net payment of $360,000. Mr. Denney exercised his option for the purchase of 85,000 shares of common stock at $10.00 per share with an agreed upon repurchase price of $19.00 per share for a net payment to Mr. Denney of $765,000.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31	Year

2000
Net Revenues	$68,212	$74,494	$73,816	$79,552	$296,074
Gross Profit	9,848	11,037	11,554	12,555	44,994
(Loss) income before income taxes	(273)	231	(467)	(2,202)	(2,711)
Net loss	(801)	183	(1,010)	(1,912)	(3,540)
Net income (loss) per share
Basic	$(0.23)	$0.05	$(0.29)	$(0.55)	$(1.03)

Diluted	—	0.05	—	—	—

1999
Net Revenues	$63,723	$68,974	$65,761	$58,582	$257,040
Gross Profit	9,393	10,520	10,656	6,974	37,543
(Loss) income before income taxes	(9)	1,799	(25)	(920)	845
Net (loss) income	(255)	1,012	(263)	(745)	(251)
Net income (loss) per share
Basic	$(0.07)	$0.29	$(0.08)	$(0.21)	$(0.07)

Diluted	—	0.28	—	—	—

17. GUARANTOR INFORMATION

    The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed consolidating balance sheets as of December 31, 1999 and 2000 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 1998, 1999 and 2000 of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac, Precision and Ivers-Lee and the non guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V., Kolmar (Aust.) Pty. and Limited Kolmar Laboratories, Inc. (London). The financial information is intended to provide information for the Guarantor and nonguarantor operations of the Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the years ended December 31, 1999 and 2000.

Condensed Consolidating Balance Sheet
As of December 31, 1999

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
ASSETS:
Current assets:
Cash and short-term investments	$2,164	$584	$36	$—	$2,784
Accounts receivable, net	31,738	4,468	—	—	36,206
Other receivables	(361)	53	2,680	—	2,372
Inventories	26,536	4,312	—	—	30,848
Prepaid expenses and other current assets	4,148	492	—	—	4,640

Total current assets	64,225	9,909	2,716	—	76,850
Property and equipment, net	28,692	4,610	40	—	33,342
Goodwill, net	67,876	6,303	—	—	74,179
Intercompany receivable (payable)	(5,141)	(4,991)	10,132	—	—
Investment in subsidiaries	—	—	101,529	(101,529)	—
Other long-term assets	8,058	41	6,355	—	14,454

Total assets	$163,710	$15,872	$120,772	$(101,529)	$198,825

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,060	$2,453	$—	$—	$29,513
Other current liabilities	9,677	1,759	4,003	—	15,439

Total current liabilities	36,737	4,212	4,003	—	44,952
Long-term debt, less current portion	7,413	—	105,000	—	112,413
Other liabilities	11,754	—	—	—	11,754
Intercompany loan	13,138	10,177	(23,315)	—	—
Redeemable preferred stock	—	—	4,679	—	4,679
Stockholders' equity	94,668	1,483	30,405	(101,529)	25,027

Total liabilities, redeemable preferred stock and stockholders' equity	$163,710	$15,872	$120,772	$(101,529)	$198,825

Condensed Consolidating Balance Sheet
As of December 31, 2000

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
ASSETS:
Current assets:
Cash and short-term investments	$3,327	$723	$5	$—	$4,055
Accounts receivable, net	42,127	5,801	—	—	47,928
Other receivables	1,649	90	76	—	1,815
Inventories	28,962	3,945	—	—	32,907
Prepaid expenses and other current assets	5,315	362	(83)	—	5,594

Total current assets	81,380	10,921	(2)	—	92,299
Property and equipment, net	38,357	4,481	219	—	43,057
Goodwill, net	96,663	5,609	—	—	102,272
Intercompany receivable (payable)	43,696	(5,159)	(38,537)	—	—
Investment in subsidiaries	—	—	108,207	(108,207)	—
Other long-term assets	10,687	46	5,307	—	16,040

Total assets	$270,783	$15,898	$75,194	$(108,207)	$253,668

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,945	$3,122	$—	$—	$33,067
Other current liabilities	14,848	993	3,413	—	19,254

Total current liabilities	44,793	4,115	3,413	—	52,321
Long-term debt, less current portion	56,447	—	105,000	—	161,447
Other liabilities	15,973	19	(696)	—	15,296
Intercompany loan	52,388	10,427	(62,815)	—	—
Redeemable preferred stock	—	—	4,889	—	4,889
Stockholders' equity	101,182	1,337	25,403	(108,207)	19,715

Total liabilities, redeemable preferred stock and stockholders' equity	$270,783	$15,898	$75,194	$(108,207)	$253,668

Condensed Consolidating Statement of Operations
For the Year ended December 31, 1998

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net revenues	$206,935	$14,142	$—	$509	$220,568
Cost of goods sold	175,819	11,734	—	(509)	187,044

Gross profit	31,116	2,408	—	—	33,524
Selling, general and administrative expense	25,841	3,456	(7,502)	—	21,795

Income (loss) from operations	5,275	(1,048)	7,502	—	11,729
Foreign currency translation loss	(141)	(886)	—	—	(1,027)
Interest expense, net	4,957	684	6,805	—	12,446

Income (loss) before provision for income taxes, extraordinary item	177	(2,618)	697	—	(1,744)
Provision (benefit) for income taxes	1,420	(805)	332	—	947

Income (loss) before extraordinary item	(1,243)	(1,813)	365	—	(2,691)
Extraordinary item-loss from early extinguishment of debt	1,258	—	1,319	—	(2,577)

Net loss	$(2,501)	$(1,813)	$(954)	$—	$(5,268)

Condensed Consolidating Statement of Operations
For the Year ended December 31, 1999

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net revenues	$234,831	$23,051	$—	$(842)	$257,040
Cost of goods sold	201,567	18,772	—	(842)	219,497

Gross profit	33,264	4,279	—	—	37,543
Selling, general and administrative expense	28,404	2,512	(7,258)	—	23,658

Income (loss) from operations	4,860	1,767	7,258	—	13,885
Foreign currency translation gain	—	446	—	—	446
Interest expense, net	2,563	862	10,061	—	13,486

Income (loss) before provision for income taxes,	2,297	1,351	(2,803)	—	845
Provision (benefit) for income taxes	1,754	334	(992)	—	1,096

Net income (loss)	$543	$1,017	$(1,811)	$—	$(251)

Condensed Consolidating Statement of Operations
For the Year ended December 31, 2000

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net revenues	$270,198	$26,586	$—	$(710)	$296,074
Cost of goods sold	229,067	22,723	—	(710)	251,080

Gross profit	41,131	3,863	—	—	44,994
Selling, general and administrative expense	34,913	2,748	(7,207)	—	30,454

Income (loss) from operations	6,218	1,115	7,207	—	14,540
Foreign currency translation gain	—	(252)	—	—	(252)
Interest expense, net	5,398	769	10,832	—	16,999

Income (loss) before provision for income taxes	820	94	(3,625)	—	(2,711)
Provision (benefit) for income taxes	1,923	315	(1,409)	—	829

Net loss	$(1,103)	$(221)	$(2,216)	$—	$(3,540)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1998

	Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(2,501)	$(1,813)	$(954)	$—	$(5,268)
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	35,514	(4,894)	(14,372)	—	16,248

Net cash provided by (used in) operating activities	33,013	(6,707)	(15,326)	—	10,980

Cash flows from investing activities
Capital expenditures	(2,632)	(473)	—	—	(3,105)
Other	(1,130)	—	—	—	(1,130)
Sales of property, plant or equipment, net	80	605	—	—	685
Acquisition of Kolmar Laboratories, Inc., net of cash	(72,167)	(5,413)	—	—	(77,580)

Net cash used in investing activities	(75,849)	(5,281)	—	—	(81,130)

Cash flows from financing activities
Deferred financing acquisition	(318)	—	(11,164)	—	(11,482)
Borrowing on senior bridge loan	—	—	70,000	—	70,000
Borrowing on senior subordinated notes	—	—	105,000	—	105,000
Repayment of senior bridge loan	—	—	(70,000)	—	(70,000)
Net repayment on revolving loans	(10,446)	—	—	—	(10,446)
Repayments of long-term debt	(19,745)	(5)	—	—	(19,750)
Repayment of senior subordinated debt	(6,000)	—	—	—	(6,000)
Repayment of debt due to affiliate	91,833	8,005	(103,838)	4,000	—
Payment of dividends	—	—	(38)	—	(38)
Proceeds from issuance of stock	(4,259)	4,000	25,367	(4,000)	21,108

Net cash provided by financing activities	51,065	12,000	15,327	—	78,392

Effect of exchange rate changes on cash	—	167	—	—	167

Net increase in cash	8,229	179	1	—	8,409
Cash, beginning of year	338	—	—	—	338

Cash, end of year	$8,567	$179	$1	$—	$8,747

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1999

	Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$543	$1,017	$(1,811)	$—	$(251)
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(10,282)	2,861	(19,932)	30,305	2,952

Net cash provided by (used in) operating activities	(9,739)	3,878	(21,743)	30,305	2,701

Cash flows from investing activities
Capital expenditures	(4,393)	(1,266)	(40)	—	(5,699)
Other	—	(168)	—	—	(168)
Sales of property, plant or equipment, net	79	148	—	—	227
Acquisition of Acupac Packaging, and Bradcan Corporation, net of cash	(9,732)	(797)	—	—	(10,529)

Net cash used in investing activities	(14,046)	(2,083)	(40)	—	(16,169)

Cash flows from financing activities
Net borrowings on revolving loans	7,413	—	—	—	7,413
Repayment (borrowing) of debt due to affiliate	11,464	(1,389)	20,230	(30,305)	—
Payment of dividends	(1,750)	—	1,712	—	(38)
Repurchase of management stock	—	—	(124)	—	(124)
Net cash provided by financing activities	17,127	(1,389)	21,818	(30,305)	7,251

Effect of exchange rate changes on cash	—	—	—	—	—

Net increase in cash	(6,658)	406	35	—	(6,217)
Cash, beginning of year	8,568	178	1	—	8,747

Cash, end of year	$1,910	$584	$36	$—	$2,530

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000

	Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(1,104)	$(221)	$(2,215)	$—	$(3,540)
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	7,029	(257)	2,799	—	9,571

Net cash provided by (used in) operating activities	5,925	(478)	584	—	6,031

Cash flows from investing activities
Capital expenditures	(6,092)	(648)	(179)	—	(6,919)
Other	1,065	351	—	—	1,416
Sales of property, plant or equipment, net	934	—	—	—	934
Acquisition of Precision and Ivers-Lee, net of cash	(47,826)	—	—	—	(47,826)

Net cash used in investing activities	(51,919)	(297)	(179)	—	(52,395)
Cash flows from financing activities
Net borrowing on revolving loans	49,034	—	—	—	49,034
Repayment (borrowing) of debt due to affiliate	378	623	(1,001)	—	—
Increase in deferred financing costs	—	—	(350)	—	(350)
Payment of dividends	(1,976)	—	1,939	—	(37)
Repurchase of management stock	—	—	(1,024)	—	(1,024)

Net cash provided by financing activities	47,436	623	(436)	—	47,623

Effect of exchange rate changes on cash	(279)	291	—	—	12

Net increase in cash	1,163	139	(31)	—	1,271
Cash, beginning of year	1,910	584	36	—	2,530

Cash, end of year	$3,073	$723	$5	$—	$3,801

OUTSOURCING SERVICES GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	(In thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Additions		Bad debts charged off (net of recoveries)	Balance at end of period
		(1) Charged to Costs and expenses	(2) Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31,
1998	$209	$577	$945	$(320)	$1,411
1999	1,411	748	93	(761)	1,491
2000	1,491	530	10	(646)	1,385
Reserve for Excess and Obsolete Inventory:
Year ended December 31,
1998	$1,007	$724	$1,806	$—	$3,537
1999	3,537	2,797	(3,365)	—	2,969
2000	2,969	3,594	(2,054)	—	4,509

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTSOURCING SERVICES GROUP, INC.
BY:	/S/ JOSEPH HEALY Joseph Healy Chief Executive Officer, President and Director

Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH HEALY Joseph Healy	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2001
/s/ PERRY MORGAN Perry Morgan	Chief Financial Officer, Vice President and Secretary (Principal Financial and Accounting Officer)	March 30, 2001
/s/ WALTER K. LIM Walter K. Lim	Chairman of the Board and Director	March 30, 2001
/s/ DREW H. ADAMS Drew H. Adams	Director	March 30, 2001
/s/ FRANK EDELSTEIN Frank Edelstein	Director	March 30, 2001

/s/ HOWARD C. LIM Howard C. Lim	Director	March 30, 2001
/s/ JOHN H. MORRIS John H. Morris	Assistant Secretary and Director	March 30, 2001
/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director	March 30, 2001

QuickLinks

FORM 10-K
TABLE OF CONTENTS
PART I
PART II
PART III
MANAGEMENT
Summary Compensation Table
Summary Compensation Table
Option/SAR Grants in 2000
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OUTSOURCING SERVICES GROUP, INC.
OUTSOURCING SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 2000 (Dollars in thousands, except for per share data)
OUTSOURCING SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (Dollars in thousands, except for per share data)
OUTSOURCING SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (Dollars in thousands)
OUTSOURCING SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (Dollars in thousands)
OUTSOURCING SERVICES GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
OUTSOURCING SERVICES GROUP, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES