Form 10-Q
period 2001-03-31
OUTSOURCING SERVICES GROUP INC
filed 2001-05-15
CIK 1054211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
Commission File Number: 333-57209

OUTSOURCING SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0597491 (I.R.S. Employer Identification No.)
25 Commerce Drive, Allendale, NJ (Address of principal executive offices)	07401 (Zip Code)

(Registrant's telephone number, including area code)
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

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on March 31, 2001: 3,373,265 shares.

OUTSOURCING SERVICES GROUP, INC.

INDEX TO FORM 10-Q

PART I.	Financial Information
ITEM 1.	Financial Statements

OUTSOURCING SERVICES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,390	$3,801
Short-term investments	258	254
Accounts receivable, net	47,780	47,928
Other receivables	1,721	1,815
Income tax receivable	81	—
Inventories, net	34,375	32,907
Prepaid expenses and other current assets	1,751	1,043
Deferred income taxes, current	4,551	4,551

Total current assets	94,907	92,299
PROPERTY AND EQUIPMENT, net	42,731	43,057
GOODWILL, net	100,133	102,272
DEFERRED INCOME TAXES, non-current	2,702	2,702
DEFERRED FINANCING COSTS, net	5,026	5,260
ENVIRONMENTAL INSURANCE RECEIVABLE	350	350
DUE FROM CCL	7,126	7,126
OTHER ASSETS	627	602

TOTAL ASSETS	$253,602	$253,668

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$39,277	$33,067
Accrued expenses	14,482	18,621
Deferred income taxes, current	339	339
Income tax payable	—	186
Other current liabilities	113	108

Total current liabilities	54,211	52,321
DEFERRED INCOME TAXES, non-current	3,522	3,522
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES	11,293	11,774
LONG-TERM DEBT	162,034	161,447

Total liabilities	231,060	229,064
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750 shares authorized, issued and outstanding	375	375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250 shares authorized issued and outstanding	4,567	4,514
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 6,000,000 shares authorized; 3,373,265 shares issued and outstanding as of March 31, 2001 and 3,375,483 as of December 31, 2000	3	3
Common stock warrants	663	663
Additional paid-in capital	29,939	31,092
Notes receivable from stockholders	(580)	(740)
Accumulated deficit	(11,126)	(10,870)
Accumulated other comprehensive loss	(1,299)	(433)

Total stockholders' equity	17,600	19,715

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY	$253,602	$253,668

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000
NET REVENUES	$81,022	$68,212
COST OF GOODS SOLD	68,876	58,364

GROSS PROFIT	12,146	9,848
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,623	6,394

INCOME FROM OPERATIONS	4,523	3,454
INTEREST EXPENSE, NET	4,361	3,727

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	162	(273)
PROVISION FOR INCOME TAXES	356	528

NET LOSS	$(194)	$(801)
ACCRETION AND DIVIDENDS ON PREFERRED STOCK	(62)	(62)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(256)	(863)

OTHER COMPREHENSIVE INCOME (LOSS):
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(866)	31

COMPREHENSIVE LOSS	$(1,060)	$(770)

LOSS PER SHARE, BASIC AND DILUTED	$(0.06)	$(0.23)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.08)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES, BASIC AND DILUTED	3,374,390	3,441,983

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194)	$(801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,335	2,654
Amortization of deferred financing costs	409	321
Provision for doubtful accounts	138	184
Deferred income taxes	—	2
Change in operating assets and liabilities:
Trade accounts receivables	10	466
Other receivables	94	(1,948)
Inventories	(1,468)	(1,313)
Prepaid expenses	(708)	(503)
Other assets	(25)	1,189
Accounts payable	6,210	(2,093)
Income tax payable/receivable	(267)	—
Accrued expenses and other liabilities	(2,262)	(1,391)

Net cash provided by (used in) operating activities	5,272	(3,233)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,595)	(811)
Sale of property, plant and equipment	28	5
Acquisition of Precision Packaging, net of cash acquired	—	(42,429)
Acquisition of Ivers-Lee	(2,353)	—

Net cash used in investing activities	(3,920)	(43,235)

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000 (Continued)

(Dollars in thousands)

(Unaudited)

	March 31, 2001	April 1, 2000
CASH FLOWS FROM FINANCING ACTIVTIES:
Net borrowing on revolving loans	$587	$47,468
Dividends on preferred stock	(9)	(9)
Restructuring cost on revolving loan	(175)	(350)
Proceeds, repurchase/cancellation of stock	(993)	—

Net cash (used in) provided by financing activities	$(590)	$47,109

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(173)	(59)

NET INCREASE IN CASH	589	582
CASH, beginning of period	3,801	2,530

CASH, end of period	$4,390	$3,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the quarter for:
Interest	$6,967	$5,709

Income taxes	$493	$140

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock	$53	$53

The Company acquired all the capital stock of Precision Packaging Services, Inc. (February 29, 2000)
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$16,766
Intangible assets acquired	—	30,139
Cash paid for capital stock	—	(36,237)
Cash paid for assets	—	(6,000)

Liabilities assumed	$—	$4,668

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

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

    In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and April 1, 2000, the results of its operations and cash flows for the three month periods ended March 31, 2001 and April 1, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. New Accounting Pronouncements

    Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The Company does not hold any derivative instruments or embedded derivative instruments therefore, the adoption of SFAS 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

3. Inventories

    Inventories consisted of the following at March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000
	(in thousands)
Raw Material	$26,939	$25,300
Work-in-process	5,388	6,171
Finished goods	5,814	5,945

	38,141	37,416
Less reserve for excess and obsolete inventories	(3,766)	(4,509)

	$34,375	$32,907

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

    Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Carroll & Dubies site, the remediation work and the final post-remediation facility inspection was completed in December 1999. Final clean-up costs of $6.7 million were incurred and funded through insurance. Post-remediation monitoring expected to last through 2005, commenced in year 2000 and is expected to cost $350,000, which is currently accrued. The entire project has been, and will continue to be, fully indemnified by CCL.

    Based on the advice of outside counsel, the Company also maintained an accrual of $9,000,000 as of March 31, 2001 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at March 31, 2001 of $920,000 that includes potential liabilities related to the Orange County Landfill, located in New York State and the Union Metals Property (neighboring property of Imperial Cosmetics Division). In each of the above mentioned claims, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for these claims.

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

  Litigation

    There are certain other legal proceedings and claims pending against the Company arising out of the normal course of business which claims for monetary damages are asserted. While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management is of the belief that any ultimate liabilities will not individually or in the aggregate have a material adverse effect on the Company's financial position, results of operations, or cash flows of the Company.

5. Business Acquisition

    On April 12, 2001, the Company announced the signing of a letter of intent with Procter & Gamble ("P&G") to acquire land, building and equipment located in North Norwich, New York and to enter into a Product Supply Agreement ("PSA") for five years. Under the "PSA", the Company will make prescriptions and over-the-counter pharmaceutical products at the plant. Both parties are targeting for the sale to be completed no later than June 30, 2001.

6. Business Segment Information

    The Company operates multiple business segments specializing in the manufacturing and packaging of aerosol and liquid products, color cosmetics, and unit dose product delivery. The Company provides contract manufacturing and packaging including unit dose packaging, for the color cosmetics, personal care, household, automotive care and pharmaceutical markets. The Company has operating facilities in the U.S., Mexico, and Canada.

    The Company is divided into three operating divisions whose respective members are as follows: Kolmar Division-the Kolmar Group, Aerosol, Liquid Division—ASC, Piedmont and Precision and Unit Dose Division-Acupac and Ivers-Lee.

OUTSOURCING SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000 (Continued)

(Unaudited)

6. Business Segment Information (Continued)

    Net revenues, income from operations, identifiable assets and depreciation and amortization by business segment for the three months ended March 31, 2001, are as follows:

	Kolmar Division	Aerosol, Liquid Division	Unit Dose Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$35,582	$39,229	$6,211	$—	$81,022
Income from operations	3,019	1,266	12	226	4,523
Identifiable assets	116,615	104,275	21,019	11,693	253,602
Depreciation and amortization	1,085	1,967	283	—	3,335

    Net revenues, income from operations, identifiable assets and depreciation and amortization by business segment for the three months ended April 1, 2000, are as follows:

	Kolmar Division	Aerosol, Liquid Division	Unit Dose Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$26,504	$36,832	$4,876	$—	$68,212
Income from operations	894	1,799	248	513	3,454
Identifiable assets	116,079	108,427	14,643	6,628	245,777
Depreciation and amortization	1,050	1,410	194	—	2,654

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the three months ended March 31, 2001, are as follows:

	United States	Mexico	Canada	Other (1)	Total
	(Dollars in thousands)
Net revenues	$68,234	$3,285	$9,503	$—	$81,022
Income (loss) from operations	3,290	263	977	(7)	4,523
Identifiable assets	223,428	5,843	23,626	705	253,602
Depreciation and amortization	3,014	60	248	13	3,335

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the three months ended April 1, 2000, are as follows:

	United States	Mexico	Canada	Other (1)	Total
	(Dollars in thousands)
Net revenues	$62,152	$2,354	$3,706	$—	$68,212
Income (loss) from operations	3,379	77	22	(24)	3,454
Identifiable assets	225,715	5,834	13,379	849	245,777
Depreciation and amortization	2,451	69	119	15	2,654

(1)
Other—Includes financial data for the Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London)

OUTSOURCING SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000 (Continued)

(Unaudited)

7. Guarantor Information

    The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed combined balance sheets as of March 31, 2001 and the condensed combined statements of operations and cash flows for the three month period ended March 31, 2001, of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac and Precision and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited, Kolmar Laboratories, Inc. (London) and Ivers-Lee. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company and of the Kolmar Group, for the three month period ended March 31, 2001.

Condensed Combined Balance Sheet At March 31, 2001 (Unaudited)
(Dollars in thousands)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
ASSETS:
Current Assets:
Cash and short term investments	$3,547	$990	$111	$—	$4,648
Accounts receivable, net	39,492	8,288	—	—	47,780
Other receivables	(2,503)	(110)	4,415	—	1,802
Inventories	28,971	5,404	—	—	34,375
Prepaid expenses and other current assets	5,290	334	678	—	6,302

Total current assets	74,797	14,906	5,204	—	94,907
Property and equipment, net	36,906	5,171	654	—	42,731
Goodwill, net	90,079	10,054	—	—	100,133
Intercompany receivable (payable)	47,686	(4,456)	(43,230)	—	—
Investment in subsidiaries	—	—	108,207	(108,207)	—
Other long-term assets	9,955	41	5,835	—	15,831

Total assets	$259,423	$25,716	$76,670	$(108,207)	$253,602

LIABILITIES:
Current Liabilities:
Accounts payable	$33,007	$5,528	$742	$—	$39,277
Other current liabilities	9,146	1,889	3,899	—	14,934

Total current liabilities	42,153	7,417	4,641	—	54,211
Long-term debt, less current portion	57,034	—	105,000	—	162,034
Other liabilities	14,750	18	47	—	14,815
Intercompany loan	51,558	11,257	(62,815)	—	—
Redeemable preferred stock	—	—	4,942	—	4,942
Stockholders' equity	93,928	7,024	24,855	(108,207)	17,600

Total liabilities, redeemable preferred stock and stockholders' equity	$259,423	$25,716	$76,670	$(108,207)	$253,602

Condensed Combined Statement of Operation for the Three Months ended March 31, 2001 (Unaudited)
(Dollars in thousands)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
Net Revenues	$68,281	$12,788	$—	$(47)	$81,022
Cost of goods sold	58,649	10,274	—	(47)	68,876

Gross profit	9,632	2,514	—	—	12,146
Selling, general and administrative expense	6,568	1,281	(226)	—	7,623

Income from operations	3,064	1,233	226	—	4,523
Interest expense, net	1,485	224	2,652	—	4,361

Income (loss) before provision for income taxes	1,579	1,009	(2,426)	—	162
Provision (benefit) for income taxes	319	267	(230)	—	356

Net income (loss)	$1,260	$742	$(2,196)	$—	$(194)

Condensed Combined Statement of Cash Flows For The Three Months Ended March 31, 2001
(Unaudited)
(Dollars in thousands)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
Cash flows from operating activities
Net income, (loss)	$1,260	$742	$(2,196)	$—	$(194)
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	3,940	2,435	(909)	—	5,466

Net cash provided by (used in) operating activities	5,200	3,177	(3,105)	—	5,272
Cash flows from investing activities
Capital expenditures	(937)	(223)	(435)	—	(1,595)
Acquisition of Ivers-Lee	—	—	(2,353)	—	(2,353)
Sales of property, plant or equipment, net	—	28	—	—	28

Net cash used in investing activities	(937)	(195)	(2,788)	—	(3,920)
Cash flows from financing activities
Net borrowing on revolving loan	587	—	—	—	587
Dividends on preferred stock	—	—	(9)	—	(9)
Increase in deferred finance cost	—	—	(175)	—	(175)
Repayment (borrowing) of debt due to affiliates	(2,159)	(2,542)	4,701	—	—
Proceeds, repurchase/cancellation of stock	(1,125)	—	132	—	(993)
Payment of dividends	(1,350)	—	1,350	—	—

Net cash provided by (used in) financing activities	(4,047)	(2,542)	5,999	—	(590)
Effect of exchange rate changes on cash	—	(173)	—	—	(173)

Net increase (decrease) in cash	216	267	106	—	589
Cash, beginning of period	3,073	723	5	—	3,801

Cash, end of period	$3,289	$990	$111	$—	$4,390

OUTSOURCING SERVICES GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
              OF OPERATIONS.

General

    Outsourcing Services Group, Inc. (the "Company" or "OSG"), through its operating subsidiaries, ASC, Piedmont, Kolmar, Acupac, Precision and Ivers-Lee is a full-service contract manufacturer and packager of consumer products for marketers in the health and beauty aid, personal care, pharmaceutical and over-the-counter drug markets, household and automotive consumer product markets. The Company manufactures and packages a broad range of products including color cosmetics (such as lipstick, face powders and eye shadow), aerosols (such as hair spray, shaving cream and gel and lubricants), creams, lotions and liquids (such as skin care products, shampoo, pump hair spray and household cleaning products), pharmaceutical and over-the-counter drugs (such as allergy/cold remedies and pain relief products). Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America.

Results Of Operations

    For the three months ended March 31, 2001 compared to the three months ended April 1, 2000.

    Net Revenue.  Net revenues increased by approximately $12.8 million, or 18.8% to $81.0 million for the three month period ended March 31, 2001 from $68.2 million for the three month period ended April 1, 2000. The increase was primarily attributable to the Kolmar Division which contributed $9.1 million and the acquisitions of Precision and Ivers-Lee which contributed $5.2 million and $2.6 million, respectively, for the three months ended March 31, 2001, partially offset by decreases at the ASC plant located in California of ($2.7) million due to power outages sustained at the plant.

    Cost of Goods Sold.  Cost of goods sold increased by approximately $10.5 million, or 18.0% to $68.9 million for the three month period ended March 31, 2001 from $58.4 million for the three month period ended April 1, 2000. Total cost of goods sold, as a percentage of sales, decreased slightly to 85.0% for the three month period ended March 31, 2001 from 85.6% for the three month period ended April 1, 2000. The increase in dollars was attributable to the Kolmar Division which contributed $7.3 million and the acquisition of Precision and Ivers-Lee which contributed $4.0 million and $2.0 million, respectively, for the three months ended March 31, 2001, partially offset by decreases at the ASC plant of ($1.7) million due to the aforementioned power outages.

    SG&A Expenses.  Selling, general and administrative expenses ("SG&A") increased approximately by $1.2 million or 19.2% to $7.6 million for the three month period ended March 31, 2001 from $6.4 million for the three month period ended April 1, 2000. The increase was attributable to the acquisition of Precision and Ivers-Lee which contributed $0.8 million and $0.4 million respectively, for the three months ended March 31, 2001. As a percentage of net revenues, SG&A remains the same at 9.4% for the three month periods ended March 31, 2001 and April 1, 2000.

    Interest Expense.  Interest expense increased $0.6 million, or 17.0% to $4.4 million for the three month period ended March 31, 2001 from $3.7 million for the three month period ended April 1, 2000. Total indebtedness increased $2.1 million from $159.9 million at April 1, 2000 to $162.0 million at March 31, 2001. The increase was due to the Ivers-Lee acquisition in August 2000 of $8.0 million partially offset by positive cash flow from operations.

OUTSOURCING SERVICES GROUP, INC.

Liquidity and Capital Resources

    As of March 31, 2001, OSG had cash and cash equivalents of $4.6 million, working capital of $40.7 million, long-term debt of $162.0 million and $12.1 million available under the senior secured credit facility. The Company's primary source of liquidity during the quarter ended March 31, 2001, was cash flows generated through its operations. Cash provided by (used in) operating activities was $5.3 million and ($3.2) million for the three month periods ended March 31, 2001 and April 1, 2000, respectively. Net cash used in investing activities was $3.9 million and $43.2 million for the three month periods ended March 31, 2001 and April 1, 2000, respectively. The decrease was due to the acquisition of Precision in February 2000 ($42.4 million). Net cash (used in) provided by financing activities was ($.6) million due to repurchase of stock for the three months ended March 31, 2001 and $47.1 million for the three months ended April 1, 2000. The decrease was due to the aforementioned acquisition of Precision.

    The Company anticipates that its primary uses of working capital in future periods will be to service its indebtedness and provide funds for operations and future acquisitions. Should the Company seek to acquire additional businesses, it will have to incur additional indebtedness and possibly raise additional equity. The Company's ability to grow through acquisitions is dependent upon the availability of such financing as well as the availability of acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company regularly examines opportunities for strategic acquisitions of other companies or lines of business. The Company historically has financed its acquisitions through a combination of borrowings under bank credit facilities, seller provided financing, internally generated cash flows and the issuance of equity and debt securities and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired businesses or assets. There can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated acquisition cost.

    The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal 2001.

    The Company's capital expenditures are expected to increase slightly from historical levels. The Company's capital expenditures will be primarily for replacements of existing assets, new customer requirements, and to upgrade various manufacturing equipment and facilities in order to reduce manufacturing and operating costs.

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

OUTSOURCING SERVICES GROUP, INC.
Dated: May 14, 2001	By:	/s/ JOSEPH HEALY Joseph Healy Chief Executive Officer, President and Director (Principal Executive Officer)
Dated: May 14, 2001	By:	/s/ PERRY MORGAN Perry Morgan Chief Financial Officer Vice President and Secretary (Principal Financial and Accounting Officer)

QuickLinks

OUTSOURCING SERVICES GROUP, INC. INDEX TO FORM 10-Q
OUTSOURCING SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
OUTSOURCING SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000 (Dollars in thousands, except for per share data) (Unaudited)
OUTSOURCING SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000 (Dollars in thousands) (Unaudited)
OUTSOURCING SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000 (Continued) (Dollars in thousands) (Unaudited)
OUTSOURCING SERVICES GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000 (Unaudited)
Condensed Combined Balance Sheet At March 31, 2001 (Unaudited) (Dollars in thousands)
Condensed Combined Statement of Operation for the Three Months ended March 31, 2001 (Unaudited) (Dollars in thousands)
Condensed Combined Statement of Cash Flows For The Three Months Ended March 31, 2001 (Unaudited) (Dollars in thousands)
OUTSOURCING SERVICES GROUP, INC.
OUTSOURCING SERVICES GROUP, INC.
PART II Other Information
SIGNATURES