Form 10-Q
period 2001-06-30
OUTSOURCING SERVICES GROUP INC
filed 2001-08-17
CIK 1054211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

Commission File Number: 333-57209

OUTSOURCING SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0597491 (I.R.S. Employer Identification No.)
25 Commerce Drive, Allendale, NJ (Address of principal executive offices)	07401 (Zip Code)

(201) 785-1333
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on June 30, 2001: 3,373,265 shares.

OUTSOURCING SERVICES GROUP, INC.
INDEX TO FORM 10-Q

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,167	$3,801
Short-term investments	262	254
Accounts receivable, net	44,949	47,928
Other receivables	1,581	1,815
Income taxes receivable	532	—
Inventories, net	32,534	32,907
Prepaid expenses and other current assets	1,859	1,043
Deferred income taxes, current	4,551	4,551

Total current assets	90,435	92,299
PROPERTY AND EQUIPMENT, net	53,245	43,057
GOODWILL, net	99,053	102,272
DEFERRED INCOME TAXES, non-current	2,702	2,702
DEFERRED FINANCING COSTS, net	4,655	5,260
ENVIRONMENTAL INSURANCE RECEIVABLE	350	350
DUE FROM CCL	7,126	7,126
OTHER ASSETS	1,045	602

TOTAL ASSETS	$258,611	$253,668

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$33,983	$33,067
Accrued expenses	18,028	18,621
Deferred income taxes, current	339	339
Income taxes payable	—	186
Other current liabilities	108	108

Total current liabilities	52,458	52,321
DEFERRED INCOME TAXES, non-current	3,550	3,522
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES	11,128	11,774
LONG-TERM DEBT	168,026	161,447

Total liabilities	235,162	229,064
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750 shares authorized, issued and outstanding	375	375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250 shares authorized, issued and outstanding	4,619	4,514
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 6,000,000 shares authorized; 3,373,265 shares issued and outstanding as of June 30, 2001 and 3,375,483 as of December 31, 2000	3	3
Common stock warrants	663	663
Additional paid-in capital	29,939	31,092
Notes receivable from stockholders	(580)	(740)
Accumulated deficit	(10,949)	(10,870)
Accumulated other comprehensive income	(621)	(433)

Total stockholders' equity	18,455	19,715

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY	$258,611	$253,668

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND JULY 1, 2000
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
NET REVENUES	$83,021	$74,494	$164,043	$142,706
COST OF GOODS SOLD	70,666	63,457	139,542	121,821

GROSS PROFIT	12,355	11,037	24,501	20,885
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,807	6,500	15,430	12,894

INCOME FROM OPERATIONS	4,548	4,537	9,071	7,991
INTEREST EXPENSE, NET	4,486	4,306	8,847	8,033

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	62	231	224	(42)
PROVISION (BENEFIT) FOR INCOME TAXES	(177)	48	179	576

NET INCOME (LOSS)	239	183	45	(618)
ACCRETION AND DIVIDENDS ON PREFERRED STOCK	(62)	(62)	(124)	(124)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	177	121	(79)	(742)

OTHER COMPREHENSIVE INCOME (LOSS):
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	678	(535)	(188)	(504)

COMPREHENSIVE INCOME (LOSS)	$917	$(414)	$(143)	$(1,246)

EARNINGS (LOSS) PER SHARE: NET INCOME (LOSS) PER SHARE
Basic	$0.07	$0.05	$0.01	$(0.18)
Diluted	0.06	—	0.01	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE
Basic	$0.05	$0.04	$(0.02)	$(0.22)
Diluted	0.05	$0.03	—	—
WEIGHTED AVERAGE COMMON SHARES
Basic	3,373,824	3,441,983	3,373,824	3,441,983
Diluted	3,692,353	3,580,483	3,692,353	3,580,483

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 AND JULY 1, 2000
(Dollars in thousands)
(Unaudited)

	June 30, 2001	July 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$45	$(618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,625	5,810
Amortization of deferred financing costs	780	670
Provision for doubtful accounts	251	247
Deferred income taxes	28	20
Change in operating assets and liabilities:
Trade accounts receivables	2,729	3,415
Other receivables	234	(1,157)
Inventories	1,933	(395)
Prepaid expenses	(769)	(492)
Other assets	(443)	171
Accounts payable	916	(2,292)
Income taxes payable/receivable	(718)	—
Accrued expenses and other liabilities	(129)	(125)

Net cash provided by operating activities	11,482	5,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,313)	(2,301)
Short-term investments	(8)	(7)
Sale of property, plant and equipment	(33)	7
Acquisition of Norwich, net of cash acquired	(800)	—
Acquisition of Precision Packaging, net of cash acquired	—	(42,117)
Acquisition of Ivers-Lee, net of cash acquired	(2,290)	—

Net cash used in investing activities	(6,444)	(44,418)
CASH FLOWS FROM FINANCING ACTIVTIES:
Net borrowings on revolving loans	$—	$39,499
Net paydowns on revolving loans	(3,421)	—
Dividends on preferred stock	(19)	(18)
Increase in deferred financing costs	(175)	(350)
Proceeds, repurchase/cancellation of stock	(993)	—

Net cash (used in) provided by financing activities	$(4,608)	$39,131

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(64)	(504)

NET INCREASE (DECREASE) IN CASH	366	(537)
CASH, beginning of period	3,801	2,530

CASH, end of period	$4,167	$1,993

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the six month period:
Interest	$8,115	$7,015

U.S. Income taxes	$713	$1,889

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock	$124	$124

Acquisition of Norwich for note payable	$10,000	$—

The Company acquired all the capital stock of Precision Packaging Services, Inc. (February 2000), and net assets of Ivers-Lee (August 2000) and Norwich (June 2001)
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$11,980	$16,439
Intangible assets acquired	—	29,869
Cash paid for capital stock	—	(35,639)
Cash paid for assets	(800)	(6,000)

Liabilities assumed	$11,180	$4,669

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000
(Unaudited)

1. Basis of Presentation

    The interim condensed consolidated financial statements included herein have been prepared by Outsourcing Services Group, Inc. ("OSG" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 2000 annual Report on Form 10-K, as filed with the SEC.

    In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six month periods ended June 30, 2001 and July 1, 2000 and its cash flows for the six month periods ended June 30, 2001 and July 1, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. New Accounting Pronouncements

    Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The Company does not hold any derivative instruments or embedded derivative instruments therefore, the adoption of SFAS 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

    On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001, it has not determined the impact, if any, that this statement will have on the financial position, results of operations, or cash flows of the Company.

    On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on the financial position, results of operations, or cash flows of the Company.

3. Inventories

    Inventories consisted of the following at June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000
	(in thousands)
Raw Material	$24,035	$25,300
Work-in-process	6,086	6,171
Finished goods	6,293	5,945

	36,414	37,416
Less reserve for excess and obsolete inventories	(3,880)	(4,509)

	$32,534	$32,907

4. Contingencies

  Environmental Regulation and Compliance

    The Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations concerning among other things, emissions to air, discharges to water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Violations of Environmental Laws can result in civil or criminal penalties or in cease and desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with Environmental Laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the ASC acquisition, the Kolmar Acquisition and the Norwich Acquisition and certain insurance coverages, the Company believes that the future cost of compliance with existing Environmental Laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in Environmental Laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

    In that regard, ASC's operations are located within the boundaries of the Puente Valley Operable Unit ("OU") of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASC, the U.S. Environmental Protection Agency ("EPA") identified ASC as one of more than five hundred PRPs for the Puente Valley OU. Subsequently, ASC and forty-three other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. To date, the EPA has not finally determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASC, the sellers (who currently own the property on which ASC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for offsets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease off-set rights, recent EPA cost estimates of the proposed cleanup alternatives and certain preliminary estimates of ASC's share of liability, the Company believes, although there can be no assurance, that ASC's liability at this site will not be material. In addition, prior to the Company's merger with Aerosol Services Holding Corporation, the Los Angeles Regional Water Quality Control Board ("RWQCB") requested that ASC conduct certain soil and groundwater investigation and remediation on its property. ASC has conducted the requested investigations and the RWQCB has approved ASC's remediation plan. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

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

    Based on the advice of outside counsel, the Company also maintained an accrual of $9,000,000 as of June 30, 2001 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at June 30, 2001 of $726,000 that includes potential liabilities related to the Orange County Landfill, located in New York State and the Union Metals Property (neighboring property of Imperial Cosmetics Division, a former division of Kolmar). In each of the above mentioned claims, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for these claims.

    Piedmont's owned facility in Gainesville, Georgia is listed on the State of Georgia's Hazardous Site Inventory ("HSI") of environmentally impacted sites due to the detection of chlorinated solvents in the groundwater beneath the facility. The Company is currently performing voluntary groundwater remediation. Based on the Company's current estimates of reasonably possible remediation costs, the Company has established a $54,000 reserve.

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

5. Senior Secured Revolving Loan

    The credit facility contains covenants which, among other things, require minimum levels for earnings and certain financial ratios and place restrictions on capital expenditures. At June 30, 2001, the Company was not in compliance with the minimum EBITDA covenant. At June 30, 2001, the Company had drawn against the credit facility $53.0 million. On August 15, 2001, the Company received an amendment to their senior secured revolving loan which reset the minimum EBITDA requirement at June 30, 2001 and for future quarters, such that the Company was in compliance at June 30, 2001.

6. Asset Acquisition

    On June 29, 2001, the Company completed an asset purchase acquisition of the Procter & Gamble North Norwich facility ("P&G") located in North Norwich, New York which was funded with a $10.0 million note payable to P&G, bearing 8% interest due in June 2006. OSG Norwich Pharmaceutical, Inc. ("Norwich") also entered into a Product Supply Agreement ("PSA") for five years with P&G. The Company will manufacture prescriptions and over-the-counter pharmaceutical products at the plant.

7. Business Segment Information

    The Company operates multiple business segments specializing in the manufacturing and packaging of aerosol and liquid products, color cosmetics, unit dose product delivery, and pharmaceutical products. The Company provides contract manufacturing and packaging including unit dose packaging, for the color cosmetics, personal care, household, automotive care and pharmaceutical markets. The Company has operating facilities in the U.S., Mexico, and Canada.

    The Company is divided into four operating divisions whose respective members are as follows: Kolmar Division—the Kolmar Group, Aerosol Liquid Division—ASC, Piedmont and Precision, the Unit Dose Division—Acupac and Ivers-Lee and the Pharmaceutical Division—Norwich.

    Net revenues, income from operations, identifiable assets and depreciation and amortization by business segment for the six- and three-month periods ended June 30, 2001, are as follows:

	Six-Month Period
	Kolmar Division	Aerosol, Liquid Division	Unit Dose Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$67,486	$83,091	$13,466	$—	$—	$164,043
Income from operations	5,795	2,538	394	—	344	9,071
Identifiable assets	109,521	106,394	21,527	11,980	9,189	258,611
Depreciation and amortization	1,994	4,034	597	—	—	6,625
	Three-Month Period
	Kolmar Division	Aerosol, Liquid Division	Unit Dose Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$31,904	$43,862	$7,255	$—	$—	$83,021
Income from operations	2,776	1,272	382	—	118	4,548
Identifiable assets	109,521	106,394	21,527	11,980	9,189	258,611
Depreciation and amortization	909	2,067	314	—	—	3,290

7. Business Segment Information

    Net revenues, income from operations, identifiable assets and depreciation and amortization by business segment for the six-and three-month periods ended July 1, 2000, are as follows:

	Six-Month Period
	Kolmar Division	Aerosol, Liquid Division	Unit Dose Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$55,272	$77,838	$9,596	$—	$142,706
Income from operations	2,041	3,509	588	1,853	7,991
Identifiable assets	109,425	105,981	13,782	9,284	238,472
Depreciation and amortization	2,073	3,346	391	—	5,810
	Three-Month Period
	Kolmar Division	Aerosol, Liquid Division	Unit Dose Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$28,768	$41,006	$4,720	$—	$74,494
Income from operations	1,147	1,710	340	1,340	4,537
Identifiable assets	109,425	105,981	13,782	9,284	238,472
Depreciation and amortization	1,023	1,936	197	—	3,156

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the six-and three-month periods ended June 30, 2001, are as follows:

	Six-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$140,604	$5,685	$17,754	$—	$164,043
Income (loss) from operations	7,104	258	1,734	(25)	9,071
Identifiable assets	231,597	5,768	20,473	773	258,611
Depreciation and amortization	5,863	126	612	24	6,625
	Three-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$72,370	$2,400	$8,251	$—	$83,021
Income (loss) from operations	3,814	(5)	757	(18)	4,548
Identifiable assets	231,597	5,768	20,473	773	258,611
Depreciation and amortization	2,849	66	364	11	3,290

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the six-and three-month periods ended July 1, 2000, are as follows:

	Six-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$130,992	$4,410	$7,304	$—	$142,706
Income (loss) from operations	7,977	(167)	209	(28)	7,991
Identifiable assets	219,122	5,101	13,410	839	238,472
Depreciation and amortization	5,421	125	235	29	5,810
	Three-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$68,840	$2,056	$3,598	$—	$74,494
Income (loss) from operations	4,598	(244)	187	(4)	4,537
Identifiable assets	219,122	5,101	13,410	839	238,472
Depreciation and amortization	2,970	56	116	14	3,156

(1)
Other—Includes financial data for the Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London)

8. Guarantor Information

    The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed combined balance sheets as of June 30, 2001 and the condensed combined statements of operations and cash flows for the six month period ended June 30, 2001, of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac and Precision and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited, Kolmar Laboratories, Inc. (London), Ivers-Lee and Norwich. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company for the six month period ended June 30, 2001.

Condensed Combined Balance Sheet At June 30, 2001 (Unaudited)
(Dollars in thousands)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
ASSETS:
Current Assets:
Cash and short term investments	$2,998	$804	$627	$—	$4,429
Accounts receivable, net	39,391	5,558	—	—	44,949
Other receivables	999	402	712	—	2,113
Inventories	27,049	5,485	—	—	32,534
Prepaid expenses and other current assets	5,249	509	652	—	6,410

Total current assets	75,686	12,758	1,991	—	90,435
Property and equipment, net	36,229	15,938	1,078	—	53,245
Goodwill, net	88,786	10,267	—	—	99,053
Intercompany receivable (payable)	49,147	(1,526)	(47,621)	—	—
Investment in subsidiaries	—	—	108,943	(108,943)	—
Other long-term assets	9,727	31	6,120	—	15,878

Total assets	$259,575	$37,468	$70,511	$(108,943)	$258,611

LIABILITIES:
Current Liabilities:
Accounts payable	$28,789	$4,376	$818	$—	$33,983
Other current liabilities	14,002	3,418	1,055	—	18,475

Total current liabilities	42,791	7,794	1,873	—	52,458
Long-term debt, less current portion	53,026	10,000	105,000	—	168,026
Other liabilities	14,421	46	211	—	14,678
Intercompany loan	51,758	11,057	(62,815)	—	—
Redeemable preferred stock	—	—	4,994	—	4,994
Stockholders' equity	97,579	8,571	21,248	(108,943)	18,455

Total liabilities, redeemable preferred stock and stockholders' equity	$259,575	$37,468	$70,511	$(108,943)	$258,611

Condensed Combined Statement of Operations for the Six Month Period ended June 30, 2001
(Unaudited)
(Dollars in thousands)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
Net Revenues	$140,656	$23,438	$—	$(51)	$164,043
Cost of goods sold	120,702	18,891	—	(51)	139,542

Gross profit	19,954	4,547	—	—	24,501
Selling, general and administrative expense	13,195	2,579	(344)	—	15,430

Income from operations	6,759	1,968	344	—	9,071
Interest expense, net	2,927	437	5,483	—	8,847

Income (loss) before provision for income taxes	3,832	1,531	(5,139)	—	224
Provision (benefit) for income taxes	288	649	(758)	—	179

Net income (loss)	$3,544	$882	$(4,381)	$—	$45

Condensed Combined Statement of Cash Flows For The Six Month Period Ended June 30, 2001
(Unaudited)
(Dollars in thousands)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
Cash flows from operating activities
Net income, (loss)	$3,544	$882	$(4,381)	$—	$45
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	7,875	3,914	(352)	—	11,437

Net cash provided by (used in) operating activities	11,419	4,796	(4,733)	—	11,482
Cash flows from investing activities
Capital expenditures	(1,842)	(612)	(859)	—	(3,313)
Acquisition of Ivers-Lee	—	—	(2,290)	—	(2,290)
Acquisition of Norwich	—	—	(800)	—	(800)
Short-term investments	(8)	—	—	—	(8)
Sales of property, plant or equipment, net	—	(33)	—	—	(33)

Net cash used in investing activities	(1,850)	(645)	(3,949)	—	(6,444)
Cash flows from financing activities
Net paydowns on revolving loan	(3,421)	—	—	—	(3,421)
Dividends on preferred stock	—	—	(19)	—	(19)
Increase in deferred finance cost	—	—	(175)	—	(175)
Repayment (borrowing) of debt due to affiliates	(5,090)	(3,994)	9,084	—	—
Proceeds, repurchase/cancellation of stock	—	—	(993)	—	(993)
Payment of dividends	(1,350)	—	1,350	—	—

Net cash (used in) provided by financing activities	(9,861)	(3,994)	9,247	—	(4,608)
Effect of exchange rate changes on cash	(45)	(76)	57	—	(64)

Net increase (decrease) in cash	(337)	81	622	—	366
Cash, beginning of period	3,073	723	5	—	3,801

Cash, end of period	$2,736	$804	$627	$—	$4,167

OUTSOURCING SERVICES GROUP, INC.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

General

    Outsourcing Services Group, Inc. (the "Company" or "OSG"), through its operating subsidiaries, ASC, Piedmont, Kolmar, Acupac, Precision, Ivers-Lee and Norwich is a full-service contract manufacturer and packager of consumer products for marketers in the health and beauty aid, personal care, pharmaceutical and over-the-counter drug markets, household and automotive consumer product markets. The Company manufactures and packages a broad range of products including color cosmetics (such as lipstick, face powders and eye shadow), aerosols (such as hair spray, shaving cream and gel and lubricants), creams, lotions and liquids (such as skin care products, shampoo, pump hair spray and household cleaning products), pharmaceutical (such as prescription medications) and over-the-counter drugs (such as allergy/cold remedies and pain relief products). Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America.

Results Of Operations

    For the six and three month periods ended June 30, 2001 compared to the six and three month periods ended July 1, 2000.

    Net Revenue.  Net revenues of $164.0 and $83.0 million for the six and three month periods ended June 30, 2001 increased by approximately $21.3 million (14.9%) and $8.5 million (11.4%), respectively, from the prior 2000 periods. The increase was primarily attributable to the Kolmar Division which contributed $12.2 million, due to a substantial increase in business with Mary Kay Cosmetics, Inc. ("Mary Kay") for current year launches. The acquisitions of Precision and Ivers-Lee contributed $5.2 million and $5.6 million, respectively, for the six months ended June 30, 2001, offset by a decrease in the Unit Dose division of approximately $1.7 million. The Aerosol/Liquid division net revenues remained relatively flat when compared to the prior year.

    Cost of Goods Sold.  Cost of goods sold of $139.5 million and $70.7 million for the six and three month periods ended June 30, 2001, increased by approximately $17.7 million (14.5%) and $7.2 million (11.4%), respectively, from the prior 2000 periods. Total cost of goods sold, as a percentage of sales, decreased to 85.1% from 85.4% for the six month period ended June 30, 2001 as compared to the six month period ended July 1, 2000. For the three month period ended June 30, 2001, total cost of goods sold, as a percentage of sales, decreased slightly to 85.1% for the three month period ended June 30, 2001 compared to 85.2% for the three month period ended July 1, 2000. The increase in cost of goods sold was attributable to the Kolmar Division which contributed $10.0 million and the acquisition of Precision and Ivers-Lee which contributed $4.0 million and $4.2 million, respectively, for the six months ended June 30, 2001, with the remaining business units paralleling their sales volume changes as compared to prior year. Manufacturing labor costs as a percentage of sales remained relatively unchanged for the six months ended June 30, 2001 compared to prior year, however, manufacturing costs associated with utilities and quality control have increased over the prior year.

    SG&A Expenses.  Selling, general and administrative expenses ("SG&A") of $15.4 million and $7.8 million for the six and three month periods ended June 30, 2001, increased by approximately $2.5 million (19.7%) and $1.3 million (20.1%), respectively, from the prior 2000 periods. The increase was attributable to the acquisition of Precision and Ivers-Lee which contributed $0.5 million and $0.9 million respectively, which together includes $0.5 million of goodwill amortization, for the six months ended June 30, 2001. For the six months ended June 30, 2001, SG&A expenses include an increase of $0.5 million to support the new corporate research and development center. As a percentage of net revenues, SG&A increased to 9.4% for the six and three month periods ended June 30, 2001 as compared to 9.0% and 8.7% for the six and three month periods ended July 1, 2000.

    Interest Expense.  Interest expense of $8.8 million and $4.5 million for the six and three month periods ended June 30, 2001, increased by approximately $0.8 million (10.1%) and $0.2 million (4.2%), respectively, from the prior 2000 periods. Total indebtedness increased $16.1 million from $151.9 million at July 1, 2000 to $168.0 million at June 30, 2001. The increase was due to the Norwich acquisition in June 2001 of $10.0 million and the Ivers-Lee acquisition in August 2000 of $8.0 million partially offset by positive cash flow from operations.

Liquidity and Capital Resources

    As of June 30, 2001, OSG had cash and cash equivalents of $4.4 million, working capital of $38.0 million, long-term debt of $168.0 million and $16.2 million available under the senior secured credit facility. The Company's primary source of liquidity during the six month period ended June 30, 2001, was cash flows generated through its operations. Cash provided by operating activities was $11.5 million and $5.3 million for the six month periods ended June 30, 2001 and July 1, 2000, respectively. Net cash used in investing activities was $6.4 million and $44.4 million for the six month periods ended June 30, 2001 and July 1, 2000, respectively. Net cash used in investing activities for the six months period ended June 30, 2001, includes the final payment for the Ivers-Lee acquisition of $2.3 million and increased capital expenditures of $3.3 million. Net cash used in investing activities for the six months period ended July 1, 2000 included the acquisition of Precision in February 2000 $42.1 million. Net cash used in financing activities was $4.6 million for the six months ended June 30, 2001. Net cash provided by financing activities was $39.1 million for the six months ended July 1, 2000. Net cash used in financing activities for the six months ended June 30, 2001 includes paydowns of $3.4 million on the Company's outstanding revolver and the repurchase of stock. Net cash provided by financing activities for the six months ended July 1, 2000 included the acquisition of Precision.

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

PART II
Other Information

Item 1.	Legal Proceedings
See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4, "Contingencies".
Item 2.	Changes in Securities
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits and Reports on Form 8-K

(a)
Exhibit Index

Item Number	Exhibit	Page

11.	Statement of computation of basic and diluted net income per share	21
(b)
Reports on Form 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTSOURCING SERVICES GROUP, INC.

Dated: August 17, 2001	By:	/s/ JOSEPH HEALY Joseph Healy Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: August 17, 2001	By:	/s/ PERRY MORGAN Perry Morgan Chief Financial Officer, Vice President And Secretary (Principal and Accounting Officer)

QuickLinks

OUTSOURCING SERVICES GROUP, INC. INDEX TO FORM 10-Q
OUTSOURCING SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
OUTSOURCING SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 AND JULY 1, 2000 (Dollars in thousands) (Unaudited)
OUTSOURCING SERVICES GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000 (Unaudited)
Condensed Combined Balance Sheet At June 30, 2001
Condensed Combined Statement of Operations for the Six Month Period ended June 30, 2001
Condensed Combined Statement of Cash Flows For The Six Month Period Ended June 30, 2001
OUTSOURCING SERVICES GROUP, INC.
PART II Other Information
SIGNATURES