Form 10-Q
period 2001-09-30
OUTSOURCING SERVICES GROUP INC
filed 2001-11-13
CIK 1054211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2001
Commission File Number: 333-57209

OUTSOURCING SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0597491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Commerce Drive, Allendale, NJ	07401
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)
(201) 785-1333

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of common stock, $.001 par value, outstanding as of the close of business on September 29, 2001: 3,373,265 shares.

OUTSOURCING SERVICES GROUP, INC.
INDEX TO FORM 10-Q

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 29, 2001 (UNAUDITED)
AND DECEMBER 31, 2000
(Dollars in thousands, except per share data)

	September 29, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,079	$3,801
Short-term investments	267	254
Accounts receivable, net	43,637	47,928
Other receivables	1,954	1,815
Inventories, net	32,645	32,907
Prepaid expenses and other current assets	2,071	1,043
Deferred income taxes, current	4,551	4,551

Total current assets	92,204	92,299
PROPERTY AND EQUIPMENT, net	53,912	43,057
GOODWILL AND OTHER INTANGIBLES, net	101,295	102,272
DEFERRED INCOME TAXES, non-current	2,702	2,702
DEFERRED FINANCING COSTS, net	4,439	5,260
ENVIRONMENTAL INSURANCE RECEIVABLE	350	350
DUE FROM CCL	7,126	7,126
OTHER ASSETS	221	602

TOTAL ASSETS	$262,249	$253,668

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$35,670	$33,067
Accrued expenses	18,118	18,621
Deferred income taxes, current	339	339
Income tax payable	304	186
Other current liabilities	282	108

Total current liabilities	54,713	52,321
DEFERRED INCOME TAXES, non-current	3,550	3,522
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES	11,323	11,774
LONG-TERM DEBT	169,668	161,447

Total liabilities	239,254	229,064
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750 shares authorized, issued and outstanding	375	375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250 shares authorized, issued and outstanding	4,672	4,514
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 6,000,000 shares authorized; 3,373,265 shares issued and outstanding as of September 29, 2001 and 3,375,483 as of December 31, 2000	3	3
Common stock warrants	663	663
Additional paid-in capital	29,939	31,092
Notes receivable from stockholders	(580)	(740)
Accumulated deficit	(10,757)	(10,870)
Accumulated other comprehensive loss	(1,320)	(433)

Total stockholders' equity	17,948	19,715

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY	$262,249	$253,668

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-AND NINE-MONTH PERIODS ENDED
SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
NET REVENUES	$85,463	$73,816	$249,506	$216,522
COST OF GOODS SOLD	71,011	62,262	210,553	184,083

GROSS PROFIT	14,452	11,554	38,953	32,439
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,835	7,628	24,265	20,522

INCOME FROM OPERATIONS	5,617	3,926	14,688	11,917
INTEREST EXPENSE, NET	4,346	4,393	13,193	12,426

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,271	(467)	1,495	(509)
PROVISION FOR INCOME TAXES	1,016	543	1,195	1,119

NET INCOME (LOSS)	255	(1,010)	300	(1,628)
ACCRETION AND DIVIDENDS ON PREFERRED STOCK	(62)	(62)	(186)	(185)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	193	(1,072)	114	(1,813)

OTHER COMPREHENSIVE LOSS:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(699)	(609)	(887)	(1,113)

COMPREHENSIVE LOSS	$(444)	$(1,619)	$(587)	$(2,741)

EARNINGS (LOSS) PER SHARE: NET INCOME (LOSS) PER SHARE
Basic	$0.08	$(0.29)	$0.09	$(0.47)
Diluted	0.07	—	0.08	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE
Basic	$0.06	$(0.31)	$0.03	$(0.53)
Diluted	0.05	—	0.03	—
WEIGHTED AVERAGE COMMON SHARES
Basic	3,373,637	3,441,650	3,373,637	3,441,899
Diluted	3,691,646	—	3,691,646	—

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIOD ENDED
SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
(Dollars in thousands)
(Unaudited)

	September 29, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$300	$(1,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,226	9,055
Amortization of deferred financing costs	1,171	998
Provision for doubtful accounts	329	351
Deferred income taxes	28	38
Change in operating assets and liabilities:
Trade accounts receivables	4,129	2,418
Other receivables	(133)	(327)
Inventories	2,053	(1,274)
Prepaid expenses	(981)	(833)
Other assets	381	210
Accounts payable	2,442	(2,309)
Income tax payable/receivable	118	—
Accrued expenses and other liabilities	(816)	(2,509)

Net cash provided by operating activities	19,247	4,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,053)	(4,084)
Short-term investments	(13)	(10)
Sale of property, plant and equipment	(35)	45
Acquisition of Norwich, net of cash acquired	(800)	—
Acquisition of Dermal, net of cash acquired	(3,517)	—
Acquisition of Precision Packaging and Ivers-Lee, net of cash acquired	(2,290)	(47,632)

Net cash used in investing activities	(12,708)	(51,681)

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIOD ENDED
SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000 (Continued)
(Dollars in thousands)
(Unaudited)

	September 29, 2001	September 30, 2000
CASH FLOWS FROM FINANCING ACTIVTIES:
Net borrowings on revolving loans	$—	$49,390
Net paydowns on revolving loans	(1,779)	—
Dividends on preferred stock	(28)	(28)
Increase in deferred financing costs	(350)	(350)
Proceeds, repurchase/cancellation of stock	(993)	(2)

Net cash (used in) provided by financing activities	$(3,150)	$49,010

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(111)	(526)

NET INCREASE IN CASH	3,278	993
CASH, beginning of period	3,801	2,530

CASH, end of period	$7,079	$3,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the nine month period:
Interest	$14,801	$13,891

U.S. Income taxes	$714	$1,913

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock	$158	$157

Acquisition of Norwich for note payable	$10,000	$—

The Company acquired all the capital stock of Precision Packaging Services, Inc. (February 2000), and net assets of Ivers-Lee (August 2000) and Norwich (June 2001) and Dermal (September 2001)
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$12,555	$20,031
Intangible assets acquired	4,249	33,050
Cash paid for capital stock	—	(41,318)
Cash paid for assets	(4,317)	(6,000)

Liabilities assumed	$12,487	$5,763

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

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

    In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of September 29, 2001 the results of its operations for the three and nine month periods ended September 29, 2001 and September 30, 2000 and its cash flows for the nine month periods ended September 29, 2001 and September 30, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  New Accounting Pronouncements

    Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company does not hold any derivative instruments or embedded derivative instruments therefore, the adoption of SFAS No. 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

    On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001.

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

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

3.  Inventories

    Inventories consisted of the following at September 29, 2001 and December 31, 2000:

	September 29, 2001	December 31, 2000
	(in thousands)
Raw Material	$25,521	$25,300
Work-in-process	4,961	6,171
Finished goods	5,858	5,945

	36,340	37,416
Less reserve for excess and obsolete inventories	(3,695)	(4,509)

	$32,645	$32,907

4.  Contingencies

  Environmental Regulation and Compliance

    The Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations concerning among other things, emissions to air, discharges to water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Violations of Environmental Laws can result in civil or criminal penalties or in cease and desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with Environmental Laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the ASC acquisition, the Kolmar Acquisition and the acquisition of the Procter and Gamble North Norwich facility (see Note 6), and certain insurance coverages, the Company believes that the future cost of compliance with existing Environmental Laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in Environmental Laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

    Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), were identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Carroll & Dubies site, the remediation work and the final post-remediation facility inspection was completed in December 1999. Final clean-up costs of $6.7 million were incurred and funded through insurance. Post-remediation monitoring expected to last through 2005, commenced in year 2000 and is expected to cost $350,000, which is currently accrued. The entire project has been, and will continue to be, fully indemnified by CCL.

    Based on the advice of outside counsel, the Company also maintained an accrual of $9,000,000 as of September 29, 2001 for one other site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have certain indemnification rights for this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

    In addition, the Company maintained an accrual at September 29, 2001 of $725,000 that includes potential liabilities related to the Orange County Landfill, located in New York State and the Union Metals Property (neighboring property of Imperial Cosmetics Division, a former division of Kolmar). In each of the above mentioned claims, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for these claims.

    Piedmont's owned facility in Gainesville, Georgia is listed on the State of Georgia's Hazardous Site Inventory ("HSI") of environmentally impacted sites due to the detection of chlorinated solvents in the groundwater beneath the facility. The Company is currently performing voluntary groundwater remediation and maintains a $12,000 reserve for future remediation costs.

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

5.  Senior Secured Revolving Loan

    The credit facility contains covenants which, among other things, require minimum levels for earnings and certain financial ratios and place restrictions on capital expenditures. On August 15, 2001, the Company received an amendment to their senior secured revolving loan which reset the minimum EBITDA requirement at June 30, 2001 and for future quarters, such that the Company was in compliance at September 29, 2001 and June 30, 2001. The Company anticipates not being in compliance with the minimum EBITDA and the funded debt coverage ratio covenants at December 31, 2001 and is currently negotiating the covenants with their bank.

6.  Asset Acquisition

    On June 29, 2001, the Company completed an asset purchase acquisition of the Procter & Gamble ("P&G") North Norwich facility located in North Norwich, New York which was funded with a $10.0 million note payable to P&G, bearing 8% interest due in June 2006. OSG Norwich Pharmaceutical, Inc. ("Norwich") also entered into a Product Supply Agreement ("PSA") for five years with P&G. The Company will manufacture prescription and over-the-counter pharmaceutical products at the plant.

    On September 6, 2001, the Company completed an asset purchase acquisition of Dermal Sciences, Inc. ("Dermal") for approximately $3.5 million. Dermal is primarily a provider of treatment patches and treated nonwovens for the health and beauty aid markets. Its operations will reside at the Company's Acupac facility located in Mahwah, New Jersey.

7.  Business Segment Information

    The Company operates multiple business segments specializing in the manufacturing and packaging of consumer products, such as aerosol and liquid products, color cosmetics, and pharmaceutical products. The Company provides contract manufacturing and packaging for color cosmetics, personal care, household, automotive care and pharmaceutical markets. The Company has operating facilities in the U.S., Mexico, and Canada.

    In the current quarter the Company reorganized its operating divisions into three operating divisions whose respective members are as follows: the Kolmar Division (the Kolmar Group)—Port

Jervis, Corona, Canada and Mexico, the Consumer Products Division—ASC, Piedmont, Precision and Acupac and the Pharmaceutical Division—Norwich and Ivers-Lee.

    Net revenues, income from operations, identifiable assets and depreciation and amortization by operating division for the nine-and three-month periods ended September 29, 2001, are as follows:

	Nine-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$94,768	$137,592	$17,146	$—	$249,506
Income from operations	7,062	2,958	3,252	1,416	14,688
Identifiable assets	102,254	122,167	23,532	14,296	262,249
Depreciation and amortization	3,098	6,541	587	—	10,226

	Three-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$27,282	$46,618	$11,563	$—	$85,463
Income from operations	1,267	520	2,758	1,072	5,617
Identifiable assets	102,254	122,167	23,532	14,296	262,249
Depreciation and amortization	1,104	2,197	300	—	3,601

    Net revenues, income from operations, identifiable assets and depreciation and amortization by business segment, as reclassified to comply with the reorganized operating divisions, for the nine-and three-month periods ended September 30, 2000, are as follows:

	Nine-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$85,116	$130,383	$1,023	$—	$216,522
Income from operations	3,180	5,974	200	2,563	11,917
Identifiable assets	111,055	118,227	7,056	9,306	245,644
Depreciation and amortization	3,178	5,846	31	—	9,055

	Three-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$29,844	$42,949	$1,023	$—	$73,816
Income from operations	1,139	1,877	200	710	3,926
Identifiable assets	111,055	118,227	7,056	9,306	245,644
Depreciation and amortization	1,105	2,109	31	—	3,245

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the nine-and three-month periods ended September 29, 2001, are as follows:

	Nine-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$218,018	$8,541	$22,947	$—	$249,506
Income (loss) from operations	12,469	70	2,160	(11)	14,688
Identifiable assets	236,291	5,606	19,647	705	262,249
Depreciation and amortization	9,157	191	862	16	10,226

	Three-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$77,414	$2,856	$5,193	$—	$85,463
Income (loss) from operations	5,365	(188)	426	14	5,617
Identifiable assets	236,291	5,606	19,647	705	262,249
Depreciation and amortization	3,294	65	250	(8)	3,601

    Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the nine-and three-month periods ended September 30, 2000, are as follows:

	Nine-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$196,524	$7,663	$12,335	$—	$216,522
Income (loss) from operations	11,067	389	513	(52)	11,917
Identifiable assets	218,402	6,739	19,709	794	245,644
Depreciation and amortization	8,363	183	466	43	9,055

	Three-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$65,532	$3,253	$5,031	$—	$73,816
Income (loss) from operations	3,090	556	304	(24)	3,926
Identifiable assets	218,402	6,739	19,709	794	245,644
Depreciation and amortization	2,942	58	231	14	3,245

(1)
Other—Includes financial data for the Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London)

8.  Guarantor Information

   The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed combined balance sheets as of September 29, 2001 and the condensed combined statements of operations and cash flows for the nine month period ended September 29, 2001, of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac and Precision and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited, Kolmar Laboratories, Inc. (London), Ivers-Lee and Norwich. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company for the nine month period ended September 29, 2001.

Condensed Combined Balance Sheet At September 29, 2001
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and short term investments	$3,816	$3,397	$133	$—	$7,346
Accounts receivable, net	36,871	6,766	—	—	43,637
Other receivables	1,306	226	422	—	1,954
Inventories	27,333	5,312	—	—	32,645
Prepaid expenses and other current assets	681	544	5,397	—	6,622

Total current assets	70,007	16,245	5,952	—	92,204
Property and equipment, net	37,208	15,539	1,165	—	53,912
Goodwill, net	91,560	9,735	—	—	101,295
Intercompany receivable (payable)	50,256	(584)	(49,672)	—	—
Investment in subsidiaries	—	—	108,943	(108,943)	—
Other long-term assets	7,594	64	7,180	—	14,838

Total assets	$256,625	$40,999	$73,568	$(108,943)	$262,249

LIABILITIES:
Current Liabilities:
Accounts payable	$31,016	$4,106	$548	$—	$35,670
Other current liabilities	11,827	5,441	1,775	—	19,043

Total current liabilities	42,843	9,547	2,323	—	54,713
Long-term debt, less current portion	54,668	10,000	105,000	—	169,668
Other liabilities	10,891	244	3,738	—	14,873
Intercompany loan	51,670	11,145	(62,815)	—	—
Redeemable preferred stock	—	—	5,047	—	5,047
Stockholders' equity	96,553	10,063	20,275	(108,943)	17,948

Total liabilities, redeemable preferred stock and stockholders' equity	$256,625	$40,999	$73,568	$(108,943)	$262,249

Condensed Combined Statement of Operations for the Nine Month Period ended September 29, 2001
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net revenues	$208,727	$40,871	$—	$(92)	$249,506
Cost of goods sold	180,391	30,254	—	(92)	210,553

Gross profit	28,336	10,617	—	—	38,953
Selling, general and administrative expense	19,940	5,741	(1,416)	—	24,265

Income from operations	8,396	4,876	1,416	—	14,688
Interest expense, net	4,380	855	7,958	—	13,193

Income (loss) before provision for income taxes	4,016	4,021	(6,542)	—	1,495
Provision for income taxes	79	1,008	108	—	1,195

Net income (loss)	$3,937	$3,013	$(6,650)	$—	$300

Condensed Combined Statement of Cash Flows For The Nine Month Period Ended September 29, 2001
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net income, (loss)	$3,937	$3,013	$(6,650)	$—	$300
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	15,217	5,445	(1,715)	—	18,947

Net cash provided by (used in) operating activities	19,154	8,458	(8,365)	—	19,247

Cash flows from investing activities
Capital expenditures	(4,268)	(839)	(946)	—	(6,053)
Acquisition of Ivers-Lee	—	—	(2,290)	—	(2,290)
Acquisition of Norwich	—	—	(800)	(800)
Acquisition of Dermal	(3,517)	—	—	—	(3,517)
Short-term investments	(13)	—	—	—	(13)
Sales of property, plant or equipment, net	—	(35)	—	—	(35)

Net cash used in investing activities	(7,798)	(874)	(4,036)	—	(12,708)

Cash flows from financing activities
Net paydowns on revolving loan	(1,779)	—	—	—	(1,779)
Increase in deferred financing costs	—	—	(350)	—	(350)
Repayment (borrowing) of debt due to affiliates	(6,287)	(4,848)	11,135	—	—
Proceeds, repurchase/cancellation of stock	—	—	(993)	—	(993)
Payment of dividends	(2,700)	—	2,672	—	(28)

Net cash (used in) provided by financing activities	(10,766)	(4,848)	12,464	—	(3,150)

Effect of exchange rate changes on cash	(114)	(62)	65	—	(111)

Net increase in cash	476	2,674	128	—	3,278
Cash, beginning of period	3,073	723	5	—	3,801

Cash, end of period	$3,549	$3,397	$133	$—	$7,079

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

Results Of Operations

    For the nine and three month periods ended September 29, 2001 compared to the nine and three month periods ended September 30, 2000.

    Net Revenue.  Net revenues of $249.5 and $85.5 million for the nine and three month periods ended September 29, 2001 increased by approximately $33.0 million (15.2%) and $11.6 million (15.8%), respectively, from the prior 2000 periods. The increase was primarily attributable to the acquisitions of Precision, Ivers-Lee and Norwich which contributed $5.2 million, $6.7 million and $9.4 million, respectively, and the Kolmar Division which contributed $9.7 million for the nine months ended September 29, 2001. The Consumer Products Division revenues, net of acquisitions increased $2.0 million and the Pharmaceutical Division revenues net of acquisitions remained relatively flat compared to prior year.

    Cost of Goods Sold.  Cost of goods sold of $210.6 million and $71.0 million for the nine and three month periods ended September 29, 2001, increased by approximately $26.5 million (14.4%) and $8.7 million (14.1%), respectively, from the prior 2000 periods. The increase in cost of goods sold was primarily attributable to the acquisitions of Precision, Ivers-Lee and Norwich which contributed $4.0 million, $5.2 million and $5.0 million, respectively, and the Kolmar Division which contributed $7.5 million for the nine months ended September 29, 2001. Within the Consumer Products Division, net of acquisitions, the continued mix change toward a higher proportion of personal care product sales resulted in a net $2.0 million increase in revenues and an associated $4.8 million of increased cost of goods sold. Total cost of goods sold, as a percentage of sales, decreased to 84.4% from 85.0% for the nine month period ended September 29, 2001 as compared to the nine month period ended September 30, 2000. For the three month period ended September 29, 2001, total cost of goods sold, as a percentage of sales, decreased slightly to 83.1% for the three month period ended September 29, 2001 compared to 84.3% for the three month period ended September 30, 2000. The decrease for the three and nine month period is primarily attributable to the impact of Norwich which carries a lower cost to produce in relation to existing OSG operating segments.

    SG&A Expenses.  Selling, general and administrative expenses ("SG&A") of $24.3 million and $8.8 million for the nine and three month periods ended September 29, 2001, increased by approximately $3.7 million (18.2%) and $1.2 million (15.8%), respectively, from the prior 2000 periods.

The increase was attributable to the acquisition of Precision, Ivers-Lee and Norwich which contributed $0.5 million, $1.1 million and $0.7 million, respectively, which together includes $0.6 million of goodwill amortization, for the nine months ended September 29, 2001. For the nine months ended September 29, 2001, SG&A expenses include an increase of $0.5 million to support the new corporate research and development center. As a percentage of net revenues, SG&A increased to 9.7% for the nine month period ended September 29, 2001 as compared to 9.5% for the nine month period ended September 30, 2000. As a percentage of net revenues, SG&A remained stable at 10.3% for the three month periods ended September 29, 2001 and September 30, 2000.

    Interest Expense.  Interest expense of $13.2 million and $4.3 million for the nine and three month periods ended September 29, 2001, increased by approximately $0.8 million (6.2%) and unchanged, respectively, from the prior 2000 periods. Total indebtedness increased $7.9 million from $161.8 million at September 30, 2000 to $169.7 million at September 29, 2001. The increase was due to the Norwich acquisition in June 2001 of $10.0 million, the Dermal acquisition in September 2001 of $3.5 million and the final payment related to the Ivers-Lee acquisition in March 2001 of $2.3 million and is partially offset by positive cash flow from operations.

Liquidity and Capital Resources

    As of September 29, 2001, OSG had cash and short-term investments of $7.3 million, working capital of $37.5 million, long-term debt of $169.7 million and $14.5 million available under the senior secured credit facility. The Company's primary source of liquidity during the nine month period ended September 29, 2001, was cash flows generated through its operations. Cash provided by operating activities was $19.2 million and $4.2 million for the nine month periods ended September 29, 2001 and September 30, 2000, respectively. Net cash used in investing activities was $12.7 million and $51.7 million for the nine month periods ended September 29, 2001 and September 30, 2000, respectively. Net cash used in investing activities for the nine months period ended September 29, 2001, includes the final payment for the Ivers-Lee acquisition of $2.3 million, increased capital expenditures of $6.1 million and the acquisition of Dermal in September 2001, $3.5 million. Net cash used in investing activities for the nine months period ended September 30, 2000 included the acquisition of Precision in February 2000 $42.1 million and Ivers-Lee in August 2000, $5.5 million. Net cash used in financing activities was $3.2 million for the nine months ended September 29, 2001. Net cash provided by financing activities was $49.0 million for the nine months ended September 30, 2000. Net cash used in financing activities for the nine months ended September 29, 2001 includes paydowns of $1.8 million on the Company's outstanding revolver and the repurchase of stock. Net cash provided by financing activities for the nine months ended September 30, 2000 included borrowing on the revolving loan to fund the acquisitions of Precision and Ivers-Lee.

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

    The Company's capital expenditures are expected to increase slightly from historical levels. The Company's capital expenditures will be primarily for replacements of existing assets, new customer requirements, and to upgrade various manufacturing equipment, facilities and information technology equipment and software in order to reduce manufacturing, operating costs and SG&A costs.

New Accounting Pronouncements

    Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company does not hold any derivative instruments or embedded derivative instruments therefore, the adoption of SFAS No. 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

    On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001.

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

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed

Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

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

OUTSOURCING SERVICES GROUP, INC.

Dated: November 13, 2001	By:	/s/ JOSEPH HEALY Joseph Healy Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: November 13, 2001	By:	/s/ PERRY MORGAN Perry Morgan Chief Financial Officer, Vice President And Secretary (Principal Financial and Accounting Officer)

QuickLinks

INDEX TO FORM 10–Q
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Condensed Combined Balance Sheet At September 29, 2001 (Unaudited)
Condensed Combined Statement of Operations for the Nine Month Period ended September 29, 2001
Condensed Combined Statement of Cash Flows For The Nine Month Period Ended September 29, 2001
PART II Other Information
SIGNATURES