Form 10-K405
period 2001-12-31
OUTSOURCING SERVICES GROUP INC
filed 2002-03-28
CIK 1054211

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001	Commission File Number: 333-57209

OUTSOURCING SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0597491 (I.R.S. Employer Identification No.)
25 Commerce Drive Allendale, NJ (Address of principal executive offices)	07401 (Zip Code)

Registrant's telephone number, including area code:    (201) 785-1333

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    /x/

        Number of shares of common stock, $.001 par value, outstanding as of the close of business on March 21, 2002: 3,373,265 shares.

OUTSOURCING SERVICES GROUP, INC.
TABLE OF CONTENTS

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

        Unless the context otherwise requires, the terms "Company" and "OSG" refer to Outsourcing Services Group, Inc., a Delaware corporation, and, as applicable, its direct and indirect subsidiaries, Aerosol Services Company, Inc. ("ASC"), Piedmont Laboratories, Inc. ("Piedmont"), Kolmar Laboratories, Inc. ("Kolmar"), Acupac Packaging, Inc. ("Acupac"), Precision Packaging and Services, Inc. ("Precision"), OSG Ivers-Lee Inc. ("Ivers-Lee") and OSG Norwich Pharmaceutical, Inc. ("Norwich"). References to the "Kolmar Group" include Kolmar, Kolmar's wholly-owned subsidiaries, Kolmar de Mexico, S.A. de CV, Kolmar (Aust.) Pty Limited and Kolmar Canada Inc. ("Kolmar Canada"). Unless the context otherwise requires, references to Kolmar include references to the Kolmar Group.

PART I

ITEM 1. BUSINESS

General

        The Company is a holding company that currently owns and operates seven wholly-owned subsidiaries: Piedmont, ASC, Kolmar, Acupac, Precision, Ivers-Lee and Norwich. Located in Gainesville, Georgia, Piedmont was founded in 1985 by Samuel D. Garretson, a shareholder of the Company. The Company acquired Piedmont on September 30, 1996 (the "Piedmont Acquisition"). Located in the City of Industry, California, ASC was founded in 1966 by Walter K. Lim, OSG's Chairman. An affiliate of the Company acquired ASC on February 14, 1994 (the "ASC Acquisition"). The affiliate was subsequently merged with the Company on June 30, 1997. Kolmar was founded in 1921 and was acquired in 1991 by CCL Industries Inc. ("CCL"), a publicly held Canadian contract packaging and manufacturing company. Kolmar's main manufacturing facility is located in Port Jervis, New York, and other smaller manufacturing facilities are located in California, Canada and Mexico. Effective January 1, 1998, OSG acquired from CCL and its wholly-owned indirect subsidiary, CCL Industries Corporation ("CCL Industries"), all of the outstanding shares of Kolmar and the net assets of Kolmar Canada (the "Kolmar Acquisition"). The purchase price for the Kolmar Acquisition was $78.0 million. In April 1999, Kolmar Canada acquired certain of the operating assets of Bradcan Corporation ("Bradcan") for approximately $800,000. The Company acquired all of the issued and outstanding common stock of Acupac on June 2, 1999 for approximately $10 million. Located in Mahwah, New Jersey, Acupac was founded by Walter Klauser and Kenneth A. Beck in 1983. On February 29, 2000, pursuant to a stock purchase agreement, the Company acquired all the issued and outstanding stock of Precision, an Ohio corporation, for approximately $42.1 million. On August 25, 2000, the Company acquired all of the outstanding stock of Ivers-Lee, located in Brampton, Ontario, for approximately $8.0 million. On June 29, 2001, the Company completed an asset purchase acquisition of the Procter & Gamble ("P&G") North Norwich facility located in North Norwich, New York which was funded with a $10.0 million note payable to P&G, bearing 8% interest due in June 2006. On September 6, 2001, the Company completed an asset purchase acquisition of Dermal Sciences, Inc. ("Dermal") for approximately $3.5 million. Its operations reside at the Acupac facility located in Mahwah, New Jersey. See "Item 13."

Certain Relationships and Related Transactions

        The Company is a leading provider of outsourced services including manufacturing packaging and clinical services to the North American health and beauty aid and healthcare markets. OSG offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling, packaging, clinical stability and microbacterial testing services. It also provides ancillary services such as materials procurement, warehousing and distribution of finished goods. The Company's revenues are derived from the manufacturing and packaging of health and beauty aid products, including lipstick, face powder, eye shadow, mascara, nail enamel, skin care cream and lotion, hair spray and gel, shampoo and shaving cream and gel. Other products manufactured and packaged by the Company include household lubricants and liquid cleaners, outsourced manufacturing and packaging including clinical stability and microbacterial testing services for the pharmaceutical and over-the-counter drug markets. The Company has developed hundreds of proprietary products that have been placed into distribution by its customers in national and international consumer markets. Management estimates that a significant portion of the Company's revenues are derived from products that OSG has formulated. The Company has ten manufacturing facilities strategically located in the United States, Canada and Mexico. Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America. The Company had net revenues $77.8 million, $220.6 million, $257.0 million, $296.1 million, and $325.6 million for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively. The Company had net losses before extraordinary items of $0.7 million, $5.3 million, $0.3 million, $3.5 million, and $3.4 million for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.

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

Product Information

        The Company specializes in the manufacturing and packaging of consumer products, color cosmetics, and pharmaceutical products. For fiscal year 2001, the Company reorganized its operating divisions to include the pharmaceutical markets.

        Consumer Products Division (Aerosol, Piedmont, Precision and Acupac).    The Consumer Products Division includes a broad range of aerosol products such as hair spray, shaving cream and gel, beauty care and household cleaning products. The Company's acquisition of Dermal expanded its market sector to include treatment patches and treated nonwovens for the health and beauty aid markets. The aerosol system is one of the most effective forms of delivering products in a cost-effective manner, while providing dosage control, sanitary use and convenience. The aerosol products market has undergone significant change as certain states have enacted regulations requiring reduced Volatile Organic Chemicals ("VOC") emissions, resulting in the reformulation of aerosol products to meet these new standards. The Company has reformulated over 100 products in response to legislative changes. Not only must packagers of aerosol products obtain government permits, but the packaging process also requires specialized equipment and expertise. Management believes that the Company is the second largest independent aerosol contract manufacturer and packager in North America, the largest in shaving creams and gels and the largest in high-end salon aerosol hair care products, on the basis of sales. Liquid products manufactured and packaged by OSG include shampoo, conditioner, fragrance, pump hair spray and gel and non-aerosol deodorant, as well as household products such as lubricants and liquid cleaners. For the year ended December 31, 2001, OSG's net revenues from consumer products were $181.9 million, representing approximately 55.9% of net revenues.

        Kolmar Division (Port Jervis, Corona, Canada and Mexico).    The Kolmar Division encompasses color cosmetic products including lipsticks, face powder, eye shadow, mascara and nail enamel. The Company manufactures and packages color cosmetics for the entire range of cosmetic market sectors from budget to high-end. In order to respond to and drive fashion trends, marketers continually change their product offerings. By offering product conceptualization, formulation expertise and manufacturing flexibility, the Company helps its customers remain current with market trends. Management believes that the Company is the largest independent contract manufacturer of color cosmetics in North America, on the basis of sales. For the year ended December 31, 2001, OSG's net revenues from color cosmetic products were $116.0 million, representing approximately 35.6% of net revenues.

        Pharmaceutical Division (Norwich and Ivers-Lee).    The Pharmaceutical Division provides manufacturing, packaging, clinical trials, stability evaluation and microbacterial testing services to the pharmaceutical and over-the-counter drug markets. The division has solid dose capabilities including blending and manufacturing, granulating, tablet pressing, blister-packing, printing and coating processes.

For the year ended December 31, 2001, OSG's net revenues from pharmaceutical products were $27.7 million, representing 8.5% of net revenues.

Production and Manufacturing

        The main goal of the Company's service offering is to provide timely delivery of high quality products to customers on a cost-effective basis. OSG provides its customers with a full range of services including product conceptualization, formulation, manufacturing, filling, packaging, clinical trials, stability evaluation and microbacterial testing services, materials procurement, warehousing and shipping of finished goods. The manufacturing process incorporates several distinct steps which require coordination in order to ensure flexibility and short lead times, match product standards and achieve high throughput. Certain pharmaceutical manufacturing suites as well as other manufacturing services within the facilities are compartmentalized (e.g., all lipsticks are manufactured and packaged in one area of the facility) in order to ensure quality control, regulatory compliance and eliminate the potential for cross contamination of products.

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

        State and Federal Regulations.    The Company's manufacturing and packaging of both over-the-counter and pharmaceutical drugs and cosmetics are subject to regulation by the U.S. Food and Drug Administration ("FDA") and by various state agencies. Any failure by the Company to remain in compliance with the regulations promulgated by these agencies could have a material adverse effect on the Company's business.

        The Company must also adhere to state and federal regulations governing good manufacturing practices ("cGMP"), including testing, quality control, manufacturing, inspection, and documentation requirements for certain products. Following an inspection of the Company's subsidiary Piedmont ( a non-pharmaceutical facility), the Company received a letter from the FDA warning of observed nonconformance of and deficiencies in validation procedures and investigation of potential quality issues requesting a response about the Company's plan to correct them. The Company promptly responded to and has worked closely with the FDA to effect the necessary remedial measures to correct the deficiencies noted including making material capital expenditures to replace water processing, modification of testing and quality control procedures to bring the facility into full compliance. Other than the foregoing, the Company has had no material difficulty in complying with these regulations to date. If violations of such regulations are noted during inspections in the future of the Company's manufacturing facilities, the Company may be required or may elect to cease manufacturing and packaging at the facility in violation, pending resolution of the violation. At this time, the Company is in compliance with all state and federal regulations. In these circumstances, the Company may also be required or may elect to recall products that were manufactured under improper conditions. Although the Company has had no difficulty in complying with these regulations to date, there can be no assurance that any future federal or state regulation will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

Product Liability

        The sale of any product can expose the seller of such product to product liability claims. The Company manufactures products principally for marketers who sell such products to the public. However, there can be no assurance that the Company will not be named in a product liability lawsuit involving a product it produces. Although no material product liability claims have been asserted against the Company to date, there can be no assurance that such claims will not arise in the future. The Company maintains product liability insurance which provides coverage in the amount of $51 million per occurrence and $52 million in the aggregate for all claims arising in a policy year. A product liability claim that results in a judgment or settlement in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

International Markets

        As a result of increased international demand for cosmetic products, cosmetic companies have strategically expanded into markets such as Eastern Europe, Latin America and the Asia-Pacific region in an effort to become global. The Company intends to capitalize on this trend by increasing its export sales, selectively entering into joint ventures and licensing agreements, and expanding its manufacturing locations as well as product offerings on a global level. The Company currently has licensing agreements to utilize Kolmar's manufacturing processes and trade names in Japan, Korea and Thailand, and through its Japanese licensee, now China. The Company has initiated new programs to aggressively attract international customers.

        To date, OSG has developed two control brands which are manufactured at its Mexico facility—"Veronique," which is primarily exported to Russia; and, "Maria," a brand targeted at the Latin and South American markets. The Company has developed hundreds of proprietary products that have been placed into distribution by its customers in national and international consumer markets.

        While the Company believes that evolving economic conditions in the Far East, Southwest Asia, Russia and Latin America may alter demand for its products and services in certain foreign countries, the Company cannot currently predict the effect on its business should international economic conditions fail to improve. The Company believes what will not change is the continued consolidation of the cosmetic, over-the-counter and pharmaceutical business among major customers and their desire to have global reach.

        International sales and marketing efforts may be adversely affected by a number of factors, including environmental regulations, government approvals, export licenses, trade barriers, instability in international trading relations, currency fluctuations and additional costs of marketing and support due to the Company's lack of proximity with customers. In certain cases, the Company's sales are denominated in local currencies and, as such, the Company may be adversely affected by fluctuations in those currencies.

Sales & Marketing

        The Company has 19 full-time sales representatives located at the Company's various manufacturing facilities and is organized along product Divisions. The Company's sales efforts are supported by 35 in-house customer service representatives who are responsible for timely delivery of products and services. Marketing includes a small group specifically focused on promoting innovation within OSG and to its customers. This innovation group is responsible for increasing customer demand for OSG products by following market trends, suggesting new product ideas and promoting the Company through customer presentations, advertising and trade shows.

        The Company believes that its strong commitment to increasing customer demand for its products and services by following marketing trends, suggesting new product ideas and promoting the Company through customer presentations, advertising and trade shows, will continue to provide the Company with a competitive advantage.

Customers

        The Company's customers include over 500 companies that market branded and/or private label consumer products which include health and beauty aid, household lubricants and liquid cleaners, and outsourced packaging for the pharmaceutical and over-the-counter drug markets. Customers include Mary Kay Inc. ("Mary Kay"), Dial Corporation ("Dial"), Procter & Gamble Inc. ("P&G"), Sebastian International, Inc. ("Sebastian"), and WD-40 Company ("WD-40") as well as other global branded marketers and numerous regional or niche marketers. On average, the Company's top ten customers have been with the Company and its predecessors for 20 years. The Company believes that its ability to develop long-term relationships is due to its product formulation expertise, manufacturing reliability, consistent product quality and timely delivery. Many of OSG's customers lack in-house manufacturing capabilities and outsource their manufacturing and packaging requirements in order to focus on marketing. Management estimates that a significant amount of the Company's revenues are derived from customers that do not have in-house manufacturing capabilities for the products OSG manufactures. Companies with the necessary in-house manufacturing capabilities utilize the Company's services for new product launches, lower volume brands and to supplement internal capacity.

        A small number of customers account for a significant portion of the Company's sales. For the year ended December 31, 2001, Mary Kay, Dial, P&G, Sebastian, and WD-40 accounted for 9.8%, 8.1%, 8.0%, 7.2%, and 6.1%, respectively, of the Company's revenues during this period. The Company currently sells most of its products to customers pursuant to individually negotiated purchase orders. The Company generally does not enter into long-term contracts with its customers, and, therefore, such customers are not obligated to purchase products from the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order, however, the Company did enter into a product supply agreement for five years with P&G. See "Item 13". The five-year contract will provide a solid established base from which the Company will bring in additional products and grow the business. For the year ended December 31, 2001, approximately 53.1% of the Company's net revenues were derived from sales to its top ten customers. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's services, continue with a particular product line which requires services which the Company offers or contract for the Company's services in connection with any new or successor product lines. The loss of any of the Company's major customers or a significant decrease in demand for certain products sold by such major customers, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

Competition

        The contract manufacturing and packaging industry is highly competitive. The consumer products, color cosmetics and pharmaceutical products sectors of this industry are fragmented, with many of the independent contract manufacturers typically providing a narrow scope of services in limited geographic areas. Competitors include a large number of other contract packagers, a few of which are larger than the Company and have substantially greater resources. OSG not only competes with other independent contract manufacturers, but also with marketers that have self-manufacturing capabilities. Competition is based principally on formulation and production capabilities, quality, reputation, service, dependability and cost-effectiveness.

        The Company's competitive position could be adversely affected by any significant consolidation of companies operating in the health and beauty aid, household and pharmaceutical and over-the-counter drug markets, and from marketers with in-house manufacturing capabilities. In certain instances, the Company's customers that have in-house manufacturing capabilities have increased their own in-house manufacturing operations. Any significant increase in in-house manufacturing by the Company's customers could adversely affect the Company's business, results of operations or financial condition. OSG's main competitors include: Intercos Italia Spa, Marietta Corp., CCL, Accra-Pac Group, Bocchi/Medicia Inc., Packaging Advantage Corporation, Catilytica Corp. and Patheon Inc.

Sources and Availability of Raw Materials

        Some of OSG's customers provide raw materials for product manufacturing and packaging, while in other cases, OSG procures raw materials for its customers. If customers supply raw materials, the Company charges only a per unit service revenue for its services. In the event OSG purchases raw materials from third party suppliers, OSG passes the cost of such materials on to its customers, and charges a handling fee in addition to the service revenue. Raw materials are purchased from approved suppliers by the Company's buyers to meet specific production requirements and customer specifications. The Company's primary raw materials consist of cans, propellants, chemicals, valves, oils, talc, wax, colorants, fragrances, thickeners, caps, bottles, cartons and tubes. OSG strives to maintain close relationships with its suppliers, and in some cases will enter into long-term contracts with them. Additionally, certain key customers have recently changed the way materials are sourced, resulting in greater reliance on the Company. This gives OSG greater control over its production planning and inventory levels.

        The Company's raw materials and packaging supplies are usually readily available from multiple suppliers, and the Company is not dependent on any one supplier for any of its raw materials and packaging supplies. No single supplier accounted for more than 7% of the Company's total purchases in 2001.

Trade Names, Trademarks, Formulas and Patents

        OSG owns certain trade names, trademarks, formulas and patents which are used in its business. Management believes that its manufacturing and packaging experience, know-how and development and formulation expertise are critical in maintaining and growing its business. Management applies for patents and will vigorously protect its intellectual property under its patents.

Environmental Compliance

        The Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations concerning, among other things, emissions to air, discharges to water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Violations of Environmental Laws can result in civil or criminal penalties or in cease and desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with Environmental Laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the ASC Acquisition, Kolmar Acquisition and the Norwich Acquisition (see Item 13), and certain insurance coverages, the Company believes that the future cost of compliance with existing Environmental Laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. There can be no assurance, however, that the Company's obligations in this regard will not have such an effect or that the existing indemnities and insurance will be sufficient to fund such liabilities. Furthermore, future events, such as new information, or changes in Environmental Laws (or in their interpretation or enforcement by courts or governmental agencies) may give rise to additional costs or claims that could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

        In that regard, ASC's operations are located within the boundaries of the Puente Valley Operable Unit ("OU") of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASC, the U.S. Environmental Protection Agency ("EPA") identified ASC as one of more than five hundred PRPs for the Puente Valley OU. Subsequently, ASC and forty-three other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. To date, the EPA has not finally determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASC, the sellers (who currently own the property on which ASC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for offsets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease off-set rights, recent EPA cost estimates of the proposed cleanup alternatives and certain preliminary estimates of ASC's share of liability, the Company believes, although there can be no assurance, that ASC's liability at this site will not be material. In addition, prior to the Company's merger with Aerosol Services Holding Corporation ("ASHC"), the Los Angeles Regional Water Quality Control Board ("RWQCB") requested that ASC conduct certain soil and groundwater investigation and remediation on its property. ASC has conducted the requested investigations, the RWQCB has approved ASC's remediation plan, and remediation began in 2001. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

        Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Caroll & Dubies site, the remediation work and the final post-remediation facility inspection was completed in December 1999. Final clean-up costs of $6.7 million were incurred and funded through insurance. Post-remediation monitoring, expected to last through 2005, commenced in year 2000 and is expected to cost $350,000, which the Company has currently accrued. The entire project has been, and will continue to be, fully indemnified by CCL. Another site formerly operated by a Kolmar affiliate is currently undergoing remediation under the direction of a state agency. See "Item 3." Legal Proceedings and "Note 13" Commitments and Contingencies. Based on the advice of outside counsel, the Company maintained an accrual of $9,000,000 as of December 31, 2001 for this site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have specific indemnification rights for this site from CCL. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

        In November 2000, the Company was served notice of a claim asserted against Kolmar by the State of New York ("State"). The claim asserts that Kolmar is a PRP for remediation costs incurred by the State in connection with the cleanup of the Orange County Landfill, located in New York State. Kolmar's records indicate it did generate some waste that was transported to the landfill, between 1979 and 1992. The State alleges that to date it has incurred over $13 million in response costs for the landfill. Approximately thirty-five other PRPs have also been contacted by the State; apparently there are hundreds of other candidate PRPs not yet served notices. The Company established a $750,000 reserve for off-site waste disposal which is inclusive of the Orange County landfill site. In addition, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for this claim. At December 31, 2001 the reserve was at $706,000.

        In November 2000, Kolmar (Imperial Cosmetics Division) was served notice by the State of Pennsylvania of potential PRP listing regarding ground water contamination of the neighboring Union Metals Property. Based on the directive of the Pennsylvania Department of Environmental Protection ("PADEP") two monitoring wells were installed, sampled and tested on the Imperial Cosmetics property. On September 27, 2001, the Company received notice from the Pennsylvania Department of Environmental Protection stating that Kolmar has been relieved of any additional monitoring requirements related to the above site.

        Piedmont's owned facility in Gainesville, Georgia is listed on the State of Georgia's Hazardous Site Inventory ("HSI") of environmentally impacted sites due to the detection of chlorinated solvents in the groundwater beneath the facility. The Company is continuing with the remediation and groundwater monitoring and testing which will continue through 2003.

        The Company also faces risks relating to federal and state environmental regulation of Volatile Organic Compounds ("VOCs"). Legislation requires reductions in the use of these propellants could materially adversely affect the Company's business if the industry does not develop propellant technology and product formulations to meet such future standards. California and New York recently have mandated reductions in VOCs in aerosol products, and it is possible that Georgia and other states may in the future pass similar legislation or enact regulations. Management believes that all of the Company's products meet the current regulatory standards, and management further believes, although there can be no assurance, that propellant technology and product formulations will be developed that meet the future standards.

Employees

        As of December 31, 2001, OSG employed 2,393 persons, of which 465 were salaried and involved in executive, sales, marketing and administrative activities and 1,928 were compensated on an hourly basis. In addition, the Company utilizes local labor contract suppliers to provide a portion of its production labor force. The Company is subject to the Fair Labor Standards Act, as well as various federal, state and local regulations that govern such matters as minimum wage requirements, overtime and working conditions. A large number of the Company's employees, including those provided by local labor contractors, are paid at or just above the federal minimum wage level and, accordingly, changes in these laws, regulations or ordinances could have a material adverse effect on the Company by increasing the Company's labor costs. On February 20, 2002, the Company formalized its plan to restructure and streamline functions. These changes will effect the Company's overall employee population by less than four percent. See "Item 13."

        With the exception of Norwich, none of OSG's employees in the United States belong to a union and 250 of OSG's employees in Mexico belong to a union. The Company successfully renegotiated its Mexican union contract in November 2000, the new contract will expire November 2002. Norwich has a collective bargaining agreement with the International Chemical Workers Union Council of the United Food and Commercial Workers International Union Local 251C of which 166 of the 245 employees are members. The contract expires January 2004. The Company has not experienced a significant work stoppage with its employees, nor does management anticipate any stoppage in the future. Management believes that its employee and union relationships are good. The Company has employment agreements with certain key personnel.

        ERISA.    Management further believes that OSG is in material compliance with all laws and regulations governing its employee benefit plans. Management believes OSG has sufficient cash flow to meet its obligations to make pension contributions and to pay related premiums. However, there can be no assurance that future changes in such laws or regulations, or interpretations thereof, changes in OSG's business or in market conditions affecting the value of plan assets will not require OSG to expend amounts that exceed those that are now anticipated.

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

ITEM 2. PROPERTIES

        The following table sets forth information with respect to OSG's facilities and the products manufactured at such facilities.

	Manufacturing Facilities		Warehousing Facilities		Admin. and Sales Office
Facility	Approx. Sq. Ft. (000s)	Ownership(1)	Approx. Sq. Ft. (000s)	Ownership(1)	Approx. Sq. Ft. (000s)	Ownership(1)	Market Sector
City of Industry, CA	60	Leased	122	Leased	—	—	Consumer Products Division
Gainesville, GA	98	Owned	146	Leased	—	—	Consumer Products Division
Port Jervis, NY	264	Owned	34	Leased	—	—	Kolmar Division
Corona, CA	112	Leased	—	—	—	—	Kolmar Division
Monroe, OH (3)	176	Owned	10	Leased	—	—	Consumer Products Division
Barrie, Ontario	120	Owned	6	Leased	—	—	Kolmar Division
Tlalnepantla, Mexico	111	Owned	—	—	—	—	Kolmar Division
Mahwah, NJ	35	Leased	38	Leased	—	—	Consumer Products Division
Brampton, Ontario (4)	31	Leased	21	Leased	—	—	Pharmaceutical Division
Norwich, NY (5)	332	Owned	63	Owned	—	—	Pharmaceutical Division
Allendale, NJ	—	—	—	—	17	Leased	Corporate office, Research and Development
Hornsby, Australia (2)	—	—	—	—	82	Owned	Real Estate

(1)
Leased facilities have terms expiring from 2002-2013.

(2)
On October 30, 1998, the Company sold the operating assets and liabilities of its Hornsby, Australia facility, excluding certain real estate. In conjunction with this sale, the Company leased the real estate it retained to a third party. On February 20, 2002, the Company sold its land and building of Kolmar (Aust) Pty, Ltd. See "Item 13".

(3)
Acquired February 29, 2000 in conjunction with acquisition of Precision. See "Item 13." Certain Relationships and Related Transactions.

(4)
Acquired August 25, 2000 in conjunction with acquisition of Ivers-Lee. See "Item 13." Certain Relationships and Related Transactions.

(5)
Acquired June 29, 2001 in conjunction with acquisition of Norwich. See "Item 13." Certain Relationships and Related Transactions.

        The Company believes that its facilities are suitable and adequate for their intended purposes and have adequate production capacity to carry on OSG's business as currently contemplated.

        Refer to Notes 11 and 13 to the Notes to the Consolidated Financial Statements regarding certain leases in which the Company has entered.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, OSG and its subsidiaries may become party to various legal proceedings involving routine claims which are incidental to their businesses. The legal and financial liability of OSG and its subsidiaries with respect to such matters cannot be estimated at the present time, but OSG and its subsidiaries do not expect that such matters would have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

        In November 1999, the Company paid a settlement of $1,000,000 with a customer for a product liability claim against its Piedmont subsidiary which relates to actions taken prior to the acquisition of the subsidiary by the Company. The Company charged the settlement to operating expenses in the third quarter of 1999. Costs to defend this claim amounted to $1,724,000. Also in 1999, the Company recorded a $1,000,000 receivable on Piedmont for indemnification from its previous ownership. In December 2000, this receivable was satisfied in full by the previous owner.

        The Company is subject to loss contingencies resulting from environmental laws and regulations, which include obligations to remove or remediate the effects on the environment of the disposal or release of certain wastes and substances at various sites. The Company has established accruals for hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can reasonably be estimated. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. The Company adjusts its accruals as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made, and to reflect new and changing facts. The Company also has established receivables for insurance recoveries (for liabilities on existing sites) that are probable of collection.

        At December 31, 2001, the Company had established accruals totaling $10,056,000 to cover various potential environmental liabilities (See Part 1, Item 1). The Company has established a reserve of $350,000 for post-remediation work at the Carroll & Dubies site. At December 31, 2001, the Company had a long-term receivable totaling $350,000 for insurance recoveries or indemnification proceeds related to this site, which are probable of collection. Based on the advice of outside counsel, the Company maintained an accrual of $9,000,000 as of December 31, 2001 for a site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have specific indemnification rights related to this site. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site. In addition, the Company maintained an accrual at December 31, 2001, of $706,000, which includes potential liabilities related to the Orange County Landfill, located in New York State.

        While it is impossible at this time to determine with certainty the ultimate outcome of the environmental matters referred to above, management believes that adequate provisions have been made for probable losses with respect thereto and that such ultimate outcome, after provisions therefore, will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. Actual results could differ from those estimates.

        Should any losses be sustained in connection with any of such environmental matters in excess of provisions therefore, they will be charged to expense in the future.

        There are certain other legal proceedings and claims pending against the Company arising out of the normal course of business in which claims for money damages may or may not be asserted. While it is not feasible to predict the outcome of these legal proceedings and claims with certainty, management believes that any ultimate liabilities in excess of reserved amounts will not individually or in the aggregate have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        None of the Company's equity securities are publicly traded.

        The number of shareholders of record of the Company on December 31, 2001 was 31

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

ASC Investment Partners, L.P.

        ASC Investment Partners, L.P. ("ASCIP") was formed on February 3, 1994 as a Delaware limited partnership pursuant to an Agreement of Limited Partnership which was amended on March 27, 1996. ASCIP acquired 100,000 shares of ASHC's common stock in ASHC's acquisition of ASC, which shares were exchanged for 75,648 shares of Common Stock in the Merger; both transactions were on the same terms as those terms for other stockholders. Drew H. Adams and Michael S. Gordon, directors of the Company, and Bruce N. Lipian, are stockholders, officers and directors of ASCIP's general partner and indirectly exercise voting and investment power over the shares held by ASCIP. Frank Edelstein, director of the Company, or their affiliates, is a limited partner of ASCIP and does not exercise voting or investment power over the shares held by ASCIP.

Management Private Placement

        On September 10, 1998, the Company sold, by way of a private placement, 95,000 shares of its Common Stock to certain of its and its subsidiaries' managers, including John G. Hewson, Joseph W. Sortais, Christopher Denney and Dennis M. Nolan at a purchase price of $10.00 per share. In most cases, the Company financed up to 80% (except for Dennis M. Nolan, for whom the Company financed 100%) of the aggregate purchase price of each manager's subscription. In each such case, the respective manager executed a promissory note and pledged all of his or her shares to the Company to secure his or her obligation under the promissory note. The Common Stock sold to management was not registered under the Securities Act of 1933. Joseph W. Sortais purchased less than $60,000 worth of Common Stock, 80% of which purchase was financed by the Company. Christopher Denney, John G. Hewson and Dennis M. Nolan purchased 20,000, 10,000 and 10,000, shares of Common Stock, respectively, and the Company loaned to these individuals $160,000, $80,000 and $100,000, respectively, to finance the purchase of such stock. As of December 31, 2001, John G. Hewson and Dennis M. Nolan owed $80,000 and $100,000, respectively, to the Company for such purchases. Indebtedness under the promissory notes (i) bears interest at the rate of 8.0% per annum, payable on the first business day of each month commencing September 1, 1998 and (ii) is due in full upon the earlier to occur of (a) the date on which the borrowers' shares of Common Stock are repurchased by the Company or (b) December 31, 2002. Proceeds, if any,

from all such sales of Common Stock were used by the Company for general corporate purposes. On January 3, 2001, the Company repurchased 20,000 shares of common stock from Mr. Denney at $26.00 per share less the outstanding loan amount of $160,000 for a net payment of $360,000. On January 2, 2001, Joseph Healy purchased 26,316 shares at $19.00 per share. The Company financed 50% and Mr. Healy executed a promissory note pledging his shares to the Company securing his obligation under the promissory note. Indebtedness under the promissory note (i) bears interest at the rate of 8% per annum, and (ii) is due in full upon the earlier to occur of (a) the date on which the borrower's shares of Common Stock are repurchased by the Company or (b) December 31, 2005.

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

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from the audited consolidated financial statements of the Company.

        The report of Deloitte & Touche LLP, independent auditors, on the consolidated financial statements as of December 31, 2000 and 2001, and for the years ended December 31, 1999, 2000 and 2001 is included in Item 8 to this Form 10-K. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 to this Form 10-K. Such financial data should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 to this Form 10-K.

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(Dollars in thousands, except for per share data)
Statements of Operations Data(a):
Net revenues	$77,835	$220,568	$257,040	$296,074	$325,573
Gross profit	10,344	33,524	37,543	44,994	46,122
Income from operations	2,492	11,729	13,885	14,540	14,325
Interest expense, net(b)	2,232	12,446	13,486	16,999	17,575
Loss before extraordinary item	(316)	(2,691)	(251)	(3,540)	(3,411)

Net loss before extraordinary item(c)	(735)	(5,268)	(251)	(3,540)	(3,411)
Loss per share before extraordinary item	(0.42)	(0.81)	(0.07)	(1.03)	(1.01)

Net loss per share, basic and diluted	(0.81)	(1.58)	(0.07)	(1.03)	(1.01)

Other Data:
Adjusted EBITDA(d)	$5,306	$20,702	$24,373	$29,934	$28,903
Net cash provided by operating activities	2,374	10,980	2,701	6,031	27,895
Net cash used in investing activities	(1,360)	(81,130)	(16,169)	(52,395)	(17,931)
Net cash (used in) provided by financing activities (k)	(832)	78,392	7,251	47,623	(10,308)
Depreciation and amortization(b)	2,814	7,480	8,892	12,388	14,055
Capital expenditures(l)	1,175	3,105	5,699	6,919	11,407
Ratio of earnings to fixed charges(f)	1.10	(e )	1.06	(e )	(e )
Ratio of earnings to fixed charges for subsidiary guarantors(f):
ASC		1.00	1.03	7.05	2.94
Piedmont		(g )	(g )	(g )	(g )
Kolmar U.S. operations		8.64	6.10	(j )	37.29
Acupac		(h )	15.32	1.29	(h )
Precision		(i )	(i )	1.30	(i )
Balance Sheet Data (at period end):
Cash and short-term investments	$588	$9,000	$2,784	$4,055	$3,878
Working capital	12,981	27,778	31,898	39,978	20,350
Total assets	69,108	200,224	198,825	250,627	243,354
Total debt	36,191	105,000	112,413	161,447	162,869
Redeemable preferred stock	4,259	4,469	4,679	4,889	5,099
Stockholders' equity	9,990	25,658	25,027	19,715	13,733

NOTES TO SELECTED FINANCIAL DATA

(a)
The Kolmar Acquisition and the Merger were effective on January 1, 1998 and June 30, 1997, respectively. Consequently, the Company's Statements of Operations Data and Other Data for the years ended December 31, 1997 and 1998 (which includes the acquired operations for the entire period) are not directly comparable to the Statements of Operations Data and Other Data for the comparable periods in later periods. The financial results for the year ended December 31, 1999 included twelve months results of operations for Piedmont, ASC and Kolmar, and the results of operations of Acupac for seven months from June 2, 1999 to December 31, 1999. The financial results for the year ended December 31, 2000 included twelve months results of Piedmont, ASC, Kolmar and Acupac, the results of operations of Precision for ten months from February 29, 2000 to December 31, 2000, and the results of operations of Ivers-Lee for four months from August 25, 2000 to December 31, 2000. The financial results for the year ended December 31, 2001 included twelve months results of operations for Piedmont, ASC, Kolmar, Acupac, Precision and Ivers-Lee, results of operations of Norwich for the six months from June 29, 2001 to December 31, 2001 and the results of operations of Dermal for four months from September 6, 2001 to December 31, 2001.

(b)
Interest expense includes amortization of deferred financing costs of $0.1 million, $1.2 million, $1.5 million, $1.3 million and $1.6 million for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.

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

  December 31, 2000 adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of a foreign currency translation loss of $0.3 million associated with its Canadian operations, (ii) other non-recurring manufacturing consulting expenses of $1.5 million associated with Kolmar operations, (iii) other non-recurring expenses relating to Precision of $0.2 million, (iv) and non-recurring expenses relating to a $1.2 million loss with the sale of Imperial Cosmetics Division.

  December 31, 2001 adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of a net foreign currency translation loss of $0.3 million associated with its Canadian and Mexican operations. (ii) other non-recurring expenses relating to severance costs in Canada of $0.1 million, (iii) other non-recurring expenses relating to severance costs for a former senior executive of $0.4 million.

(e)
The ratio of earnings to fixed charges for OSG was less than 1 to 1 and earnings were insufficient to cover fixed charges by $1.7 million, $2.7 million and $3.5 million for the years ended December 31, 1998, December 31, 2000 and December 31, 2001, respectively.

(f)
For purposes of computing the ratio of earnings to fixed charges, earnings are divided by fixed charges. Earnings represent the aggregate of pre-tax income and fixed charges. Fixed charges represent interest, amortization of deferred financing fees and the portion of rental expenses considered to be representative of the interest factor (one-third of rent expenses).

(g)
The ratio of earnings to fixed charges for Piedmont was less than 1 to 1 and earnings were insufficient to cover fixed charges by $1.9 million, $2.2 million, $0.3 million and $1.9 million for fiscal years ended December 31, 1998, 1999, 2000 and 2001, respectively.

(h)
Acupac was acquired in June 1999. The ratio of earnings to fixed charges, therefore, is based on its results of operations since acquisition. The ratio of earnings to fixed charges for Acupac was less than 1 to 1 and earnings were insufficient to cover fixed charges by $1.1 million for fiscal year ended December 31, 2001.

(i)
Precision was acquired in February 2000. The ratio of earnings to fixed charges, therefore, is based on its results of operations since acquisition. The ratio of earnings to fixed charges for Precision was less than 1 to 1 and earnings were insufficient to cover fixed charges by $2.6 million for fiscal year ended December 31, 2001.

(j)
The ratio of earnings to fixed charges for Kolmar U.S. operations was less than 1 to 1 and earnings were insufficient to cover fixed charges by $2.6 million for fiscal year ended December 31, 2000.

(k)
Does not include additional debt associated with the Norwich acquisition in 2001 of $10.0 million which is netted in investing activities.

(l)
Does not include capital assets acquired from the Norwich acquisition in 2001 of $11.7 million which is netted in investing activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OSG, through its operating subsidiaries, ASC, Piedmont, Kolmar, Acupac, Precision, Ivers-Lee and Norwich is a full-service contract manufacturer and packager of consumer products for marketers in the health and beauty aid, pharmaceutical and over-the-counter drug markets, household and healthcare consumer product markets. The Company manufactures and packages a broad range of products including color cosmetics (such as lipstick, face powders and eye shadow), aerosols (such as hair spray, shaving cream and gel and lubricants), creams, lotions and liquids (such as skin care products, shampoo, pump hair spray and household cleaning products), pharmaceutical and over-the-counter drugs (such as allergy/cold remedies, pain relief products and prescription drugs for the treatment of osteoporosis and ulcerative colitis therapy). Management believes OSG is the largest independent contract manufacturer and packager of color cosmetics, high-end salon aerosol hair care products and shaving creams and gels in North America.

        The Company typically charges a per-unit fee which varies depending on: (i) the type of product, (ii) the type of services provided (filling only versus product development, formulation, materials procurement, etc.), (iii) the container size and order quantity, and (iv) the complexity of the manufacturing and packaging process. In many cases, the Company purchases the raw and packaging materials on behalf of its customers. In such instances, the Company passes the costs of such materials on to its customers and charges a handling fee in addition to the service fee. Typically the Company's gross margin on purchases of raw materials on behalf of its clients is lower than its gross margin on filled goods. For the years ended December 31, 1999, 2000 and 2001, the Company purchased approximately $145.1 million, $161.0 million and $174.4 million of raw materials for its customers, respectively. The percentage of materials purchased directly by customers versus purchased by the Company on behalf of customers may have an impact on total revenues and cost of goods sold.

        The financial results for the year ended December 31, 1999 included twelve month's results of operations for Piedmont, ASC and Kolmar, the results of operations of Acupac for seven months from June 2, 1999 to December 31, 1999. The financial results for the year ended December 31, 2000 included twelve months results of operations for Piedmont, ASC, Kolmar and Acupac, the results of operations of Precision for ten months from February 29, 2000 to December 31, 2000 and the results of operations of Ivers-Lee for four months from August 25, 2000 to December 31, 2000. The financial results for the year ended December 31, 2001 included twelve month's results of operations for Piedmont, ASC, Kolmar, Acupac, Precision and Ivers-Lee, the results of operations of Norwich for six months from June 29, 2001 to December 31, 2001 and the results of operations of Dermal for four months from September 6, 2001 to December 31, 2001.

  Liquidity

        As a result of refinancing the existing indebtedness in 1998 and the indebtedness incurred to consummate its acquisitions, see Item 13, the Company remains highly leveraged. The Company's ability to pay principal and interest on its indebtedness will depend upon the future operating performance of its subsidiaries and will require a substantial portion of the Company's cash flow from operations. The obligations of the Company's subsidiaries under the Senior Secured Credit Facility are secured by a security interest in substantially all of their assets, and the Company's obligations under its guarantee of the Senior Secured Credit Facility are secured by substantially all of its assets.

        The following table outlines the Company's obligations and commitments for future payments concerning debt and contingencies:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Senior Subordinated Notes	$105,000	—	—	$105,000	—
Senior Secured Credit Facility	47,869	—	47,869	—	—
P&G Note(a)	10,000	—	—	10,000	—
Operating Leases	21,675	3,655	9,954	2,599	5,467

Total Obligations	$184,544	$3,655	$57,823	$117,599	$5,467

(a)
Does not include accrued interest which is included in Other Long-Term Liabilities and will be paid with the P&G Note due June 2006.

  Market Risk

        A small number of customers account for a significant portion of the Company's sales. For the year ended December 31, 2001, Mary Kay, Dial, P&G, Sebastian and WD-40 accounted for 9.8%, 8.1%, 8.0%, 7.2% and 6.1%, respectively, of the Company's revenues during this period. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's services, continue with a particular product line which requires services which the Company offers or contract for the Company's services in connection with any new or successor product lines. The top two customers as of December 31, 1999, 2000 and 2001 had a combined accounts receivable balance of $2.8 million, $11.6 million and $4.6 million, respectively. The loss of any of the Company's major customers or a significant decrease in demand for certain products sold by such major customers, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

  Critical Accounting Policies

        The Company's critical accounting policies are more fully described in Note 3 to the consolidated financial statements. However, certain of the Company's accounting policies are particularly important to the portrayal of financial position and results of operations and require judgement by management and as a result they are subject to a degree of uncertainty. In applying those policies, management uses its judgement to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experiences and information available from other outside sources.

        The Company believes the following critical accounting policies affect the preparation of financial statements in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Inventories—Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides estimates for allowances for slow-moving and obsolete inventory based on current assessments about future demands, market conditions and related management initiatives.

        Deferred Financing Costs—The Company's deferred financing costs are capitalized with respect to obtaining long-term debt financing including legal expenses and bank fees. These costs are amortized over the repayment term of the related debt on a straight-line basis.

        Goodwill—The Company amortizes its goodwill over periods ranging from 5 to 40 years. The Company evaluates the recoverability of intangible assets by considering estimated future operating income of the Company, to which the goodwill relates, on an undiscounted cash flow basis. Management performs a review of each operating entity on an annual basis to determine if events or changes in circumstances have occurred which would impair goodwill. Should an impairment exist, the Company would record a charge to operations to recognize the impairment.

        Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Long-lived assets are reviewed for events or changes in circumstances which would indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets on an undiscounted cash flow basis to determine whether or not an impairment to such value has occurred.

        Revenue Recognition—The Company manufacturers and packages products based on written agreements with customers specifying price, units and shipping terms. Revenue is generally recognized as products are shipped to customers. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue at the time the manufacturing process is complete.

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

Results of Operations

        The following table sets forth the Company's statements of operations, data for the periods indicated and the percentage relationship of each item to net revenues (dollars in thousands):

	Years Ended December 31,
	1999		2000		2001
Net revenues	$257,040	100.0%	$296,074	100.0%	$325,573	100.0%
Cost of goods sold	219,497	85.4%	251,080	84.8%	279,451	85.8%
Selling, general and administrative expenses	23,658	9.2%	30,454	10.3%	31,797	9.8%
Income from operations	13,885	5.4%	14,540	4.9%	14,325	4.4%
Interest expense, net	13,486	5.2%	16,999	5.7%	17,575	5.4%
Foreign currency translation gain (loss)	446	0.2%	(252)	(0.1)%	(254)	(0.1)%
Net loss	(251)	(.1)%	(3,540)	(1.2)%	(3,411)	(1.0)%
Adjusted EBITDA (unaudited)	24,373	9.5%	29,934	10.1%	28,903	8.9%
Net cash provided by operating activities	2,701	—	6,031	—	27,895	—
Net cash used in investing activities	(16,169)	—	(52,395)	—	(17,931)	—
Net cash provided by (used in) financing activities	7,251	—	47,623	—	(10,308)	—
Capital expenditures	5,699	2.2%	6,919	2.3%	11,407	3.5%

Year Ended December 31, 2001 versus Year Ended December 31, 2000

        Net Revenue.    Net revenues increased $29.5 million, or 10.0%, to $325.6 million for the year ended December 31, 2001 from $296.1 million for the year ended December 31, 2000. Exclusive of acquisitions and dispositions, comparable sales increased $6.2 million and $0.7 million in the Kolmar and Ivers-Lee (part of the Pharmaceutical Division), respectively, due largely from its Mary Kay business offset by a decrease of $2.4 million from the Consumer Products Division. Acquisitions of Norwich, Precision and Ivers-Lee (see Item 13) contributed $17.3 million, $5.2 million and $6.8 million, respectively, for the year ended December 31, 2001 offset by the disposition of Imperial in November 2000.

        Cost of Goods Sold.    Cost of goods sold increased $28.4 million, or 11.3%, to $279.5 million for the year ended December 31, 2001 from $251.1 million for the year ended December 31, 2000. The Kolmar Division inclusive of dispositions increased $2.4 million due largely from increases in material costs of $7.4 million, utilities of $0.2 million, and depreciation of $0.2 million offset by reductions in labor of $1.2 million and Imperial of $4.3 million. The increase in cost of goods sold in the Consumer Products Division was $9.7 million. The increase was primarily attributable to Precision cost of goods sold of $4.2 million, as well as increases, net of acquisitions, in material costs of $1.9 million, labor costs of $1.6 million, lab expenses of $1.4 million and waste disposal costs of $0.6 million. The continued product mix change toward a higher proportion of personal care products sales resulted in increased cost of goods sold. The increase in cost of goods sold in the Pharmaceutical Division was $16.1 million. The increase was primarily attributable to Norwich and Ivers-Lee cost of goods sold which contributed $10.4 million and $5.2 million, respectively. Total cost of goods sold as a percentage of sales increased slightly to 85.8% for the year ended December 31, 2001 from 84.8% for the year ended December 31, 2000. The increase is due to the product mix change in the Kolmar and Consumer Products Division as mentioned above offset by a decrease in the percentage of cost of goods sold in the Pharmaceutical Division which carries a lower cost to produce in relation to other existing OSG operating segments.

        SG&A Expenses.    Selling, general and administrative expenses ("SG&A") increased $1.3 million, or 4.4% to $31.8 for the year ended December 31, 2001 from $30.5 million for the year ended December 31, 2000. The increase was attributable to SG&A expenses of Precision, Ivers-Lee and Norwich which contributed $0.6 million, $1.1 million and $1.4 million, respectively, offset by the Imperial disposition of

$3.3 million in November 2000, as well as an increase of $0.8 million to support the new corporate research and development center and $0.4 million related to senior management severance costs.

        Interest Expense.    Interest expense increased $0.6 million, or 3.4%, to $17.6 million for the year ended December 31, 2001 from $17.0 million for the year ended December 31, 2000. Total indebtedness increased $1.4 million to $162.9 million at December 31, 2001 from $161.4 million at December 31, 2000. The indebtedness increase was due to the Norwich acquisition of $10.0 million, the Dermal acquisition of $3.5 million (see "Item 13") and the final payment related to the Ivers-Lee acquisition in March 2001 of $2.3 million offset by paydowns on the senior secured revolving loans of $8.6 million.

        Adjusted EBITDA.    Adjusted EBITDA, as defined in Item 6, "Selected Financial Data", of this Form 10-K, decreased $1.0 million, or 3.4%, to $28.9 million for the year ended December 31, 2001 from $29.9 million for the year ended December 31, 2000.

        Capital Expenditures.    Capital expenditures, exclusive of capital assets acquired as part of business acquisitions, were $11.4 million for the year ended December 31, 2001 and consisted primarily of replacements of existing assets and the acquisition of new assets to meet customer needs and improve information systems.

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

        Cost of Goods Sold.    Cost of goods sold increased $31.6 million, or 14.4%, to $251.1 million for the year ended December 31, 2000 from $219.5 million for the year ended December 31, 1999. The increase was primarily due to the full year's impact of the Acupac acquisition and the acquisitions of Precision and Ivers-Lee. As a percentage of net revenues, total cost of goods sold were 84.8% for the year ended December 31, 2000 compared to 85.4% for the year ended December 31, 1999. The decrease in the percentage of cost of goods sold to sales in fiscal 2000 as compared to fiscal 1999 is reflective of a key color cosmetic customer no longer requiring Kolmar to purchase the packaging components.

        SG&A Expenses.    Selling, general and administrative expenses ("SG&A") increased $6.8 million, or 28.7%, to $30.5 million for the year ended December 31, 2000 from $23.7 million for the year ended December 31, 1999. The increase was primarily due to the acquisitions of Acupac, Precision and Ivers-Lee, the impact of non-recurring expenses in the Kolmar Division for manufacturing consulting services of $1.5 million and the loss associated with the sale of Imperial Cosmetics Division, $1.2 million (which included an $0.8 million write-off of goodwill). As a percentage of net revenues, SG&A was 10.3% for the year ended December 31, 2000 and 9.2% for the year ended December 31, 1999.

        Interest Expense.    Interest expense increased $3.5 million, or 26.0%, to $17.0 million for the year ended December 31, 2000 from $13.5 million for the year ended December 31, 1999. Total indebtedness increased $49.0 million from $112.4 million at December 31, 1999 to $161.4 million at December 31, 2000. The increase was primarily due to funding the Precision and Ivers-Lee acquisitions.

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

Liquidity and Capital Resources

        OSG had cash and short-term investments of $3.9 million and $4.1 million, working capital of $20.4 million and $40.0 million and long-term debt of $162.9 million and $161.4 million as of December 31, 2001 and 2000, respectively. The Company's primary source of liquidity during the year was cash flows generated through its operations. Cash provided by operations was $27.9 million and $6.0 million for the years ended December 31, 2001 and 2000, respectively. Net cash used in investing activities was $17.9 million which excludes $10.0 million to acquire Norwich in June 2001 whereas the price was financed by the seller under a five year promissory note and $52.4 million for the years ended December 31, 2001 and 2000, respectively. See "Item 13". Net cash used in investing activities for the year ended December 31, 2001 included the final payment for the Ivers-Lee acquisition of $2.3 million, increased capital expenditures of $11.4 million and the acquisitions of Norwich and Dermal of $0.8 million and $3.5 million, respectively. Net cash used in investing activities for the year ended December 31, 2000 included the acquisition of Precision in February 2000 of $42.1 million and Ivers-Lee in August 2000 for $5.5 million and capital expenditures of $6.9 million. Net cash used in financing activities was $10.3 million for the year ended December 31, 2001 and net cash provided by financing activities was $47.6 million for the year ended December 31, 2000. Net cash used in financing activities for the year ended December 31, 2001 included paydowns of $8.6 million, increase in deferred financing costs of $0.7 million and the repurchase of stock of $1.0 million. Net cash provided by financing activities for the year ended December 31, 2000 included borrowing on the revolving loan to fund the acquisitions of Precision and Ivers-Lee.

        As a result of refinancing the existing indebtedness in 1998 and the indebtedness incurred to consummate its acquisitions, the Company remains highly leveraged. As of December 31, 2001, the Company's long-term debt was $162.9 million of which $105.0 million bears an interest rate of 10 7/8% per annum, $10.0 million, secured by assets and real property located in Norwich, NY, bearing an interest rate of 8% per annum related to the Norwich acquisition (see Item 13) and $47.9 million bears an interest rate at the prime rate (4.75% at December 31, 2001) plus .75% and Euro notes with a blended interest rate of 2.80% plus 2.25%. As of December 31, 2001, the Company's subsidiaries had $5.3 million available under the Senior Secured Credit Facility. The Senior Secured Credit Facility bears interest at 5.50%, a floating rate based on (1) the Prime Lending Rate (defined as the rate which Bankers Trust Company ("BTCo") announces as its prime lending rate from time to time), plus 0.75% or (2) the Eurodollar Rate (defined as the rate of the offered quotation, if any, to first class banks in the Eurodollar market by BTCo for U.S. dollar deposits) for one, two, three or nine months, in each case plus 2.25%. The obligations of the Company's subsidiaries under the Senior Secured Credit Facility are secured by a security interest in substantially all of their assets, and the Company's obligations under its guarantee of the Senior Secured Credit Facility are secured by substantially all of its assets. The terms of the Senior Subordinated Notes and the Senior Secured Credit Facility have restrictive covenants that restrict the Company's ability to pay dividends, sell certain assets, and incur additional borrowings. In accordance with these restrictive covenants, the Company may not declare and pay cash dividends to third party holders of its common stock. Furthermore, the Company is required to maintain certain financial ratios and satisfy financial condition tests. On March 21, 2002, the Company received an amendment to their Senior Secured Credit Facility which reset the Minimum EBITDA, the Funded Debt Coverage ratio and Fixed Charge Coverage ratio effective as of December 31, 2001 and for future quarters, such that the Company was in compliance at December 31, 2001. Additionally, the amendment extended the term to April 7, 2003 and the interest rate was increased 0.5% to either prime plus 1.25% or Libor plus 2.75% effective for fiscal year 2002 and beyond. The Company's ability to pay principal and interest on its indebtedness will depend upon the future operating performance of its subsidiaries and will require a substantial portion of the Company's cash flow from operations. For the year ended December 31, 2000, the Company's ratio of earnings to fixed charges was less than 1 to 1 and earnings were insufficient to cover fixed charges by $2.7 million. For the year ended December 31, 2001, the Company's ratio of earnings to fixed charges was less than 1 to 1 and earnings were insufficient to cover fixed charges by $3.5 million.

        The Company anticipates that its primary uses of working capital in future periods will be to service its indebtedness and provide funds for operations. Should the Company seek to acquire additional businesses, it will have to incur additional indebtedness and possibly raise additional equity. The Company's ability to grow through acquisitions is dependent upon the availability of such financing, as well as the availability of acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company regularly examines opportunities for strategic acquisitions or other companies or lines of business. The Company historically has financed its acquisitions through a combination of borrowings under bank credit facilities, seller-provided financing, internally generated cash flows and the issuance of equity and debt securities and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired businesses or assets. There can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated acquisition cost.

        The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal 2002.

        The Company's capital expenditures are expected to rise over historical levels in an effort to modernize certain aerosol, liquid, and packaging production lines. The Company's capital expenditures will be primarily for replacements and modernization of existing assets and new customer requirements.

Recently Issued Accounting Standards

        Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The Company does not hold any derivative instruments or embedded derivative instruments, therefore, the adoption of SFAS No. 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

        On June 29, 2001, SFAS No. 141, Business Combinations, was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001.

        On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on the financial position and results of operations of the Company.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003. The Company does not believe that the adoption of this statement will have a material impact on their results of operations, financial condition or cash flows.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The Company does not believe that the adoption of this statement will have a material impact on their results of operations, financial condition or cash flows.

Certain Trends and Uncertainties

        Historically, the Company has grown its business through acquisitions and investments in its operations. During 2002, the Company intends to examine opportunities to potentially make significant investments in the growth of its business through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with any certainty. The Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its product lines and services, and continued investment in its marketing and sales capabilities and product development will enhance its opportunities for long-term growth and profitability.

Backlog

        At December 31, 2001, the backlog of the Company amounted to approximately $71 million, as compared to approximately $72 million at December 31, 2000. All of the Company's backlog at December 31, 2001 is expected to be delivered within the next 12 months.

Inflation

        The Company does not believe that inflation has had a material impact on the Company in the past, although there can be no assurance that this will be the case in the future.

Seasonality

        Historically the Company has not been subject to seasonal fluctuations across any of its product lines, although there can be no assurance that this will be the case in the future.

Foreign Exchange Risks

        The Company, through Kolmar, conducts business in Canada and Mexico. Other than in Mexico, the Company has not borne any material losses as a result of changes in exchange rates. The Company has used the U.S. dollar as the functional currency for reporting the results of its Mexican operations. The Company had a gain of $0.1 million and a loss of $0.1 million related to exchange rate changes in Mexico during 2001 and 2000, respectively, which have been included in the determination of net loss for the applicable year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt. As of December 31,

2001, OSG's investment portfolio was immaterial to the Company and consisted of highly liquid investments.

        The Company's long-term debt primarily consists of $105.0 million of Senior Subordinated Notes, the Senior Secured Credit Facility and the P & G note. The Senior Subordinated Notes consists of $105.0 million bearing interest at a fixed rate of 10 7/8% and the P & G note consists of $10.0 million bearing interest at 8% related to the Norwich acquisition (See "Item 13"). Given the fixed interest rate on the Senior Subordinated Notes, the impact of interest rate changes would not have a material impact on the Company's results of operations. The Senior Secured Credit Facility bears interest at a variable rate of interest. As of December 31, 2001, OSG had $47.9 million outstanding under the Senior Secured Credit Facility that include a U.S. base revolver loan bearing interest at the prime rate (4.75% at December 31, 2001) plus .75% and Euro notes with a blended interest rate of 2.80% plus 2.25%.

        Refer to Item 7 of this Form 10-K for a discussion regarding foreign exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Index to Consolidated Financial Statements" on page F-1 for a listing of the Consolidated Financial Statements submitted as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

        Set forth below is certain biographical information relating to the directors and executive officers of the Company, as of December 31, 2001.

Name	Age	Position with the Company
Joseph Healy	55	Director, Chief Executive Officer, President
Perry Morgan	42	Chief Financial Officer, Vice President and Secretary
John G. Hewson, Jr.	51	President—Kolmar Division
Kenneth Beck	42	Senior Vice President of Business Development—Consumer Products Division
Robert Jaegly	48	Senior Vice President of Operations—Consumer Products Division
Louis Arp	47	Vice President, Director of Operations—Pharmaceutical Division
Christopher Calhoun	39	Vice President, Quality and Regulatory Affairs—Pharmaceutical Division
Walter K. Lim	75	Director, Chairman
Howard C. Lim	65	Director
Michael S. Gordon	65	Director
Drew H. Adams	40	Director, Assistant Secretary
Frank Edelstein	76	Director
Robert M. Wadsworth	41	Director

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

International Materials Management and Strategic Planning for Richardson/Vicks Inc. Mr. Hewson holds a B.A. degree from Colgate University and an M.B.A. from Rutgers University.

        Kenneth Beck.    Mr. Beck was named Senior Vice President of Business Development for OSG's Consumer Products Division in October 2001. Previously, Mr. Beck served as President of the OSG Unit Dose Division. From 1983 to 1999, Mr. Beck served as Vice President and General Manager of Acupac Packaging, Inc., a company he co-founded, until its acquisition by OSG in July 2000. Mr. Beck holds a B.A. degree in Engineering from Worcester Polytechnic Institute.

        Robert Jaegly.    Mr. Jaegly was named Senior Vice President of Operations for OSG's Consumer Products Division in October 2001. Mr. Jaegly joined the Company as Vice President of Manufacturing Services in 2000. Mr. Jaegly was previously with Reckitt Benckiser Inc. and L&F Products, where he held various positions in senior management including Vice President of Purchasing- Americas and Director of Quality and Plant Manager. Prior to joining Reckitt Benckiser Inc., he held management positions at Dentsply International and Allied Signal. Mr. Jaegly holds a B.S. in Operations Management from the University of Toledo.

        Louis Arp.    Mr. Arp joined the Company as Vice President, Director of Operations for OSG's Pharmaceutical Division in July 2001. Prior to joining the Company, Mr. Arp was Plant Manager for Procter & Gamble's North Norwich, New York's global pharmaceutical operation. Prior to joining Procter & Gamble, Mr. Arp held positions with G.D. Searle and Syntex Laboratories. Mr. Arp holds a B.A. degree in Economics from Denison University and an M.B.A. from the University of Minnesota.

        Christopher Calhoun.    Mr. Calhoun joined the Company as Vice President, Quality and Regulatory Affairs for OSG's Pharmaceutical Division in July 2001. Prior to joining the Company, Mr. Calhoun was the Associate Director of Global Quality Assurance-Operations for the Procter & Gamble's Pharmaceuticals located in Mason, Ohio. In his role, Mr. Calhoun had quality responsibility for systems and personnel at sites in Norwich, New York, Canada, Puerto Rico, France and Germany. Mr. Calhoun spent 17 years with Procter & Gamble in a variety of technical and managerial roles in product supply, development and quality. Mr. Calhoun holds a B.S. degree in Chemical Engineering from Clarkson University.

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

        Michael S. Gordon.    Mr. Gordon became a director of the Company in November 2001. Mr. Gordon has been Chairman of StoneCreek Capital since 1992 and was previously a principal with a predecessor firm, Kelso & Company from 1980 to 1992. Prior thereto, Mr. Gordon was with The Gillette Company in Boston for 17 years. Mr. Gordon is currently a director of International House of Pancakes Corp., FoodHandler, Inc. and Delafoil, Inc. Mr. Gordon is a Certified Public Accountant. He holds a B.S. degree in Economics from the Wharton School, University of Pennsylvania and an M.B.A. in Finance from Boston University.

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

Compensation Committee

        The Board of Directors has appointed a Compensation Committee. The Compensation Committee consisted of Frank Edelstein, John H. Morris and Robert M. Wadsworth up to November, 2001. Subsequently from November, 2001, the Compensation Committee consists of Frank Edelstein, Michael S. Gordon and Robert M. Wadsworth. The Compensation Committee determines and reports to the Board of Directors with respect to compensation for the Company's executive officers.

Audit Committee

        The Board of Directors has appointed an Audit Committee. The Audit Committee currently consists of Michael S. Gordon, Drew H. Adams, and Frank Edelstein. The Audit Committee reports to the Board of Directors with respect to financial reporting.

Director Compensation

        Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company and its subsidiaries. Frank Edelstein and Howard C. Lim receive an annual fee of $35,000 for serving as directors on the Board of Directors of the Company.

        Howard C. Lim entered into an Amendment and Termination of Employment Contract (the "Lim Termination Contract"), effective December 31, 1997, with ASC. Mr. Lim's employment terminated with ASC upon the closing of the Kolmar Acquisition. Mr. Lim serves as a member of the Board of Directors and beginning February 14, 1999 receives $35,000 per year for such service or such other amount as OSG pays outside directors for as long as he continues to hold at least 33% of the shares of Common Stock held by him on December 31, 1997. As severance, Mr. Lim received a lump sum payment of $403,722 plus accrued but unused vacation and received medical, automobile and health insurance until February 14, 1999. Mr. Lim is restricted from competing with the Company or ASC for a period of five years following termination of employment and will not solicit customers or employees.

        Samuel D. Garretson entered into an Amendment and Termination of Employment Contract (the "Garretson Termination Contract"), effective December 31, 1997, with Piedmont. Mr. Garretson's employment terminated with Piedmont upon the closing of the Kolmar Acquisition. Mr. Garretson served as a member of the Board of Directors. In addition, Piedmont agreed not to exercise its call rights with respect to Mr. Garretson's shares under the Stockholder Agreement (as defined under Item 13 of this Form 10-K). Mr. Garretson is restricted from competing with the Company or Piedmont for a period of five years following termination of employment and will not solicit customers or employees. Effective December 9, 2000, Mr. Garretson retired as a Director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

        The following tables set forth the annual compensation of the Company's Chief Executive Officer and the most highly compensated executive officers (the "Named Executive Officers") for the fiscal years ended December 31, 2000 and December 31, 2001.

Summary Compensation Table

	Annual Compensation
Name and Principal Position				All Other Compensation($)(1)
	Year	Salary($)	Bonus($)
Joseph M. Healy President and Chief Executive Officer, beginning July 2000	2000	$126,923	—	$581
Perry Morgan Chief Financial Officer	2000	204,363	23,334	2,853
Christopher Denney President and Chief Executive Officer	2000	336,280	$15,000	11,421
Dennis Nolan President—Aerosol Liquids Division	2000	257,307	11,667	4,722
Walter K. Lim Chairman and Director Research and Development	2000	175,006	—	1,236
John G. Hewson President—Kolmar Division	2000	250,749	23,334	3,642
Kenneth Beck President—Unit Dose Division	2000	129,501	9,500	1,200

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

Option/SAR Grants in 2000

	Individual Grants
Name	Number of Securities Underlying Option/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market Price on Grant Date ($/Sh)	Expiration Date	Grant Date Present Value ($)
Christopher Denney	8,750	3.0%	$21.34	$21.34	12/20/09	$8.22
Dennis Nolan	8,750	3.0%	21.34	21.34	12/20/09	8.22
John G. Hewson	8,750	3.0%	21.34	21.34	12/20/09	8.22
Perry Morgan	8,750	3.0%	21.34	21.34	12/20/09	8.22
Perry Morgan	15,000	6.0%	21.34	21.34	12/31/09	8.22
Joseph Healy	150,000	55.0%	19.00	19.00	07/19/10	7.20

(1)
Refer to Note 10 to the Consolidated Financial Statements for a description of the Company's stock option plan and for an explanation of how this number was calculated.

Summary Compensation Table

	Annual Compensation
Name and Principal Position				All Other Compensation($)(1)
	Year	Salary($)	Bonus($)
Joseph M. Healy President and Chief Executive Officer	2001	$300,000	—	$2,322
Perry Morgan Chief Financial Officer	2001	194,993	—	2,907
Dennis Nolan President—Aerosol Liquids Division, through July 2001	2001	141,715	—	4,448
Walter K. Lim Chairman and Director Research and Development	2001	175,006	—	762
John G. Hewson President—Kolmar Division	2001	241,880	—	3,642
Kenneth Beck Senior Vice President of Business Development—Consumer Products Division	2001	125,731	11,650	1,317
Robert Jaegly Senior Vice President of Operations—Consumer Products Division	2001	158,077	—	521
Louis Arp Vice President, Director of Operations—Pharmaceutical Division, beginning July 2001	2001	63,731	25,000	3,244
Christopher Calhoun Vice President, Quality and Regulatory Affairs—Pharmaceutical Division, beginning July 2001	2001	54,421	25,000	2,536

(1)
All other compensation consists of contributions made by OSG to its 401(k) plan on behalf of Mr. John G. Hewson, Mr. Perry Morgan, Mr. Dennis M. Nolan, Mr. Kenneth Beck and Mr. Louis Arp in the amounts of $2,400, $2,400, $2,126, $1,317 and $3,019, respectively. In addition, all other compensation consists of insurance premium paid by OSG in the amounts of $2,322, $2,322, $1,242, $521, $507 and $225 for Mr. Joseph Healy, Mr. Dennis M. Nolan, Mr. John G. Hewson, Mr. Robert Jaegly, Mr. Perry Morgan and Louis Arp, respectively. Also, insurance premiums paid by ASC with respect to term life insurance in the amount of $762 for Mr. Walter K. Lim.

Option/SAR Grants in Last Fiscal Year

NONE GRANTED IN 2001.

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

        Christopher Denney entered into an employment agreement (the "Denney Agreement") with the Company, effective January 1, 1998, which had an initial term of three years. Mr. Denney has retired from the Company effective December 31, 2000 and will not solicit customers or employees of the Company for a period of two years.

        Perry Morgan and John G. Hewson (the "Executives") have entered into employment agreements with the Company, effective July 1, 2001, which have a term of two years and may be extended by mutual agreement for additional years on the same or mutually agreeable terms. Mr. Morgan serves as Chief Financial Officer and Mr. Hewson serves as President of the Kolmar Division of the Company. The Company will pay to Mr. Morgan and Mr. Hewson a base salary of $185,000 and $240,000, respectively, per year and a performance bonus to be determined by the Company's Board of Directors. All options that the executives have prior to the date of this agreement, or may receive subsequent to the date of this agreement, pursuant to the Company's amended and restated 1998 Stock Option Plan (the "Plan") are and shall remain subject to the terms and conditions specified in the Plan and related separate agreements, and are not affected in any way by these employment agreements. If either Executive resigns for good reason (as such term is defined in the Employer Agreements), the Company will pay such Executive his base salary and benefits through the balance of the term. If either Executive dies or becomes disabled, the Company will pay such Executive his base salary and benefits through the balance of the term of the agreement. During the employment term and continuing for a period of one year after the date of the expiration of each Executive's employment (unless the Executive is terminated by the Company without cause), the Executive will not solicit or take away any customer or employee of the Company.

        Dennis Nolan entered into an employment agreement with the Company, effective February 1, 1998, which has a term of three years and may be extended by mutual agreement for additional years on the same or mutually agreeable terms. Mr. Nolan will serve as Chief Operating Officer of the Company. The Company will pay to Mr. Nolan a base salary of $235,000 per year and a performance bonus to be determined by the Company's Board of Directors. Upon the effective time of the agreements, Mr. Nolan was eligible to receive an option to purchase 20,000 shares of Common Stock at the price of $10 per share. The option is exercisable on the earlier of (i) January 31, 2001, (ii) the Common Stock becoming publicly traded, (iii) the Company completing an initial public offering of its Common Stock with proceeds in excess of $15,000,000, or (iv) the Company (or its assets) is sold substantially as an entirety. For each of the five years after January 1, 1998, Mr. Nolan, along with other executives, will be eligible to participate in a stock option program providing for an annual award, to all such participants in the aggregate, of options to purchase up to 60,000 shares of Company stock. If either Executive resigns for good reason (as such term is defined in the Employer Agreements), the Company will pay such Executive his base salary and benefits through the balance of the term. If either Executive dies or becomes disabled, the Company will pay such Executive his base salary and benefits through the balance of the term of the agreement. During the employment term and continuing for a period of two years after the date of the expiration of each Executive's employment (unless the Executive is terminated by the Company without cause), the Executive will not solicit or take away any customer or employee of the Company. Effective, August 1, 2001, Mr. Nolan entered into a separation agreement with the Company. The Company will honor its obligations under the Mr. Nolan's employment agreement and under the Company's stockholder agreement. Mr. Nolan is entitled to eighteen months of salary including benefits as defined under the employee health benefit plan.

        Mr. Walter K. Lim does not have an employment agreement with the Company.

        The annual compensation of senior management were discussed and approved by the compensation committee in meetings held throughout 2001.

Compensation Committee Interlocks and Insider Participation

        As noted previously, the members of the Compensation Committee during 2001 consisted solely of Frank Edelstein, Michael S. Gordon and Robert M. Wadsworth. None of these individuals have ever been an officer or employee of the Company or any of its subsidiaries. and none of the executive officers of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during 2001. In addition, Michael S. Gordon and Robert M. Wadsworth are principals of StoneCreek and HarbourVest, respectively, and are part of the management service agreements as outlined in Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 2001 (i) by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director and Named Executive Officer and (iii) by all directors and executive officers of the Company as a group (except as otherwise listed below, the address of each person listed is c/o Outsourcing Services Group, Inc., 25 Commerce Drive, Allendale, NJ 07401).

	Shares Beneficially Owned
Name
	Number	Percent
Gordon+Morris Investment Partnership, L.P. (1) 18500 Von Karman Avenue, Suite 450 Irvine, CA 92612	1,279,970	37.9%
HarbourVest Partners IV-Direct Fund L.P. (2) One Financial Center, 44th Floor Boston, MA 02111	343,916	10.2%
HarbourVest Partners V-Direct Fund L.P. (3) One Financial Center, 44th Floor Boston, MA 02111	1,100,000	32.6%
Joseph Healy (4)(15)	*	*
John G. Hewson (5)	*	*
Dennis M. Nolan (6)	*	*
Perry Morgan (7)	*	*
Walter K. Lim (8)	230,110	6.8%
Howard C. Lim	185,609	5.5%
Frank Edelstein (9)	*	*
Drew H. Adams (10)	1,279,970	37.9%
John H. Morris (1)(11)	1,355,618	40.2%
Robert M. Wadsworth (12)	1,443,916	42.8%
Michael S. Gordon (1)(13)	1,355,618	40.2%
Bruce N. Lipian (1)(14)	1,355,618	40.2%
All directors and executive officers as a group (12 persons)(16)	3,215,253	95.3%

*
Less than 5%

(1)
Gordon+Morris Partners, L.P. ("GMP") is the general partner and a limited partner of GMIP. Michael S. Gordon, John H. Morris, Drew H. Adams and Bruce N. Lipian are the general partners of GMP.

(2)
Investment and dispositive power of shares of Common Stock held by HVP-IV is held by HarbourVest. HVP-IV is a limited partner of GMIP but does not exercise voting or investment power over the shares of Common Stock held by GMIP.

(3)
Investment and dispositive power of HVP-V is held by HarbourVest.

(4)
Does not include 150,000 shares subject to options granted to Mr. Healy.

(5)
Does not include 28,750 shares subject to options granted to Mr. Hewson, of which 25,250 have vested within 60 days of December 31, 2001.

(6)
Does not include 28,750 shares subject to options granted to Mr. Nolan, of which 25,250 have vested within 60 days of December 31, 2001.

(7)
Does not include 28,750 shares subject to options granted to Mr. Morgan, of which 19,250 have vested within 60 days December 31, 2001.

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

(15)
Does not include 150,000 shares subject to options granted to Mr. Healy, of which 100,000 have vested within 60 days of December 31, 2001.

(16)
Does not include 305,100 shares subject to options, of which 163,040 have vested within 60 days of December 31, 2001.

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

Management Service Agreements

        The Company, ASC, Piedmont, Kolmar and StoneCreek are parties to an Amended and Restated Management Services Agreement, dated January 8, 1998 (the "Management Services Agreement"), which supersedes all prior management agreements with StoneCreek. Pursuant to this agreement, StoneCreek agreed to provide financial advisory, consulting and other management services to the Company. The Company paid StoneCreek a fee of $800,000 upon the closing of the Kolmar Acquisition and will pay StoneCreek (i) provided certain conditions are met, an annual fee of $350,000 which is subject to adjustment in the event of further acquisitions and/or dispositions, (ii) provided certain ownership conditions are met at the closing of each acquisition of an additional business an amount equal to 1% (or a different amount agreed to by the parties up to 2%) of the total consideration paid to third parties, including assumption of debt, (iii) provided certain ownership conditions are met, upon the sale of the Company or any of its subsidiaries, an amount equal to 1% (or a different amount agreed to by the parties up to 2%) of the consideration received, including the assumption of debt, (iv) at the closing of a debt refinancing transaction an amount equal to 0.5% (or a different amount agreed to by the parties up to 1%) of the amount refinanced and (v) reasonable out-of-pocket expenses. This agreement contains broad indemnification provisions benefiting StoneCreek. The Management Services Agreement was approved by a majority of the independent directors of the Company. The Company paid StoneCreek $371,000, $506,000 and $594,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company is also party to a letter agreement with HarbourVest, dated January 8, 1998 (the "HarbourVest Agreement"), a copy of which has been filed as an exhibit to the Registration Statement File Number 333-57209, whereby HarbourVest has agreed to provide a representative to serve on the Company's Board of Directors and to render financial and business advice to OSG. In return, the Company will (i) reimburse the HarbourVest designated OSG director for all reasonable expenses related to attending meetings, (ii) provided certain ownership conditions are met, pay HarbourVest a $115,000 annual financial advisory fee, $50,000 of which shall be paid in cash and the remainder of which shall accrue, all subject to increase if the management fees paid to StoneCreek are increased and (iii) pay HarbourVest a fee of 1/3 of the fee received by StoneCreek or any of its affiliates under the Management Services Agreement upon the sale of OSG or any of its subsidiaries or, if approved by OSG's Board of Directors, upon the acquisition of additional businesses. The HarbourVest Agreement was approved by a majority of the independent directors of the Company. The Company paid HarbourVest $50,000 for each of the years ended December 31, 1999, 2000 and 2001. The Company believes that these fees paid to StoneCreek and HarbourVest were made in the ordinary course of business on terms no less favorable than could have been obtained from a third party in an arms-length transaction.

Purchases from the Lims

        The Company leases its manufacturing and warehouse facilities located in the City of Industry, CA as well as certain equipment located therein, from Walter K. Lim, Sylvia Lim, Howard C. Lim, Nancy Lim, and their affiliates. The Company believes these leases were entered into in the ordinary course of business on terms no less favorable than could be obtained from a third party in an arms-length transaction and were approved by the Board of Directors of the Company. Between January 1, 1995 and December 31, 2001 and during 2001, the Company paid approximately $6.4 million and $1.0 million, respectively, to Walter K. Lim, Sylvia Lim, Howard C. Lim, Nancy Lim, and their affiliates, under all such leases.

        The Company has sold products to companies controlled by Walter K. Lim, Howard C. Lim, and their affiliates, in the amount of $196,000, $29,000 and $53,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company believes that these sales were made in the ordinary course of business on terms no less favorable than could have been obtained from a third party in an arms-length transaction.

Equipment Leases

        The Company leases certain manufacturing and data processing equipment from a partnership comprised of two of the Company's stockholders, Howard C. Lim and Walter K. Lim. The Company believes these leases were entered into in the ordinary course of business on terms no less favorable than could be obtained from a third party in an arms-length transaction. Lease payments under these equipment leases between January 1, 1995 and December 31, 2001 and during 2001 were approximately $0.6 million and $24,000, respectively.

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

Kolmar Acquisition Agreement

        As of January 1, 1998, OSG acquired all of the shares of Kolmar from CCL Industries and certain assets relating to Kolmar's Canadian operations from CCL. Upon consummation of the Kolmar Acquisition, Kolmar became a wholly-owned subsidiary of OSG and those other assets purchased from CCL were transferred to Kolmar Canada, an Ontario corporation formed for such purpose, which became a wholly-owned subsidiary of Kolmar. Pursuant to the Kolmar Acquisition Agreement and subject to a $134,000 minimum threshold in one lawsuit, CCL retained liability for all disclosed litigation. The Kolmar Acquisition Agreement contains typical representations and warranties, which for the most part survived until the earlier of (i) July 8, 1999 or (ii) delivery of Kolmar's audited financial statements for the year ended December 31, 1998. Certain representations and warranties made with respect to compliance with environmental laws survive until January 8, 2003. CCL and CCL Industries agreed to indemnify the Company for losses resulting from inaccuracies or breaches of representations and warranties and breaches of certain covenants contained in the agreement. Subject to a $750,000 minimum threshold and for certain environmental liabilities subject to a $250,000 minimum threshold, CCL and CCL Industries' liability for indemnification is limited to $6.5 million (this limit is $12.0 million with respect to losses resulting from environmental matters related to certain facilities and there is no limit with respect to losses from environmental matters related to certain other facilities). Pursuant to the terms of the Kolmar Acquisition Agreement, OSG is required to indemnify CCL and CCL Industries for losses resulting from breaches or inaccuracies of its representations and warranties and for losses arising from the Company's conduct of Kolmar's business, its real property and environmental matters, to the extent that the losses relate to actions or occurrences after the closing date.

Acupac Acquisition

        On June 2, 1999, the Company acquired all of the issued and outstanding capital stock of Acupac for approximately $10.0 million. Acupac is primarily a provider of outsourced packaging services to the health and beauty aids, household and consumer product markets. This acquisition was accounted for as a purchase.

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

Sale of Imperial

        In November 2000, Kolmar sold its wholly-owned Imperial Cosmetics Services division through an asset purchase agreement to Imperial Cosmetics, L.P. The business was sold as an asset deal for $1.5 million for the real property, equipment, inventory and prepaid assets less assumed liabilities of approximately $250,000. During 2000, the Imperial Cosmetics Services division suffered losses from operations of $783,000 and sustained an additional $1.2 million in deal related losses (including $0.8 million write-off of goodwill).

Norwich Asset Acquisition

        On June 29, 2001, the Company completed an asset purchase acquisition for the Procter & Gamble ("P&G") North Norwich facility located in North Norwich, New York which was funded with a $10.0 million note payable to P&G, bearing 8% interest due in June 2006. OSG Norwich Pharmaceutical, Inc. ("Norwich") also entered into a Product Supply Agreement ("PSA") for five years with P&G. The Company will manufacture prescription and over-the-counter pharmaceutical products at the plant.

Dermal Asset Acquisition

        On September 6, 2001, the Company completed an asset purchase acquisition of Dermal Sciences, Inc. ("Dermal") for approximately $3.5 million, which was funded entirely from available borrowings under the Senior Secured Credit facility. Dermal is primarily a provider of treatment patches and treated nonwovens for the health and beauty aid markets. Its operations will reside at the Company's Acupac facility located in Mahwah, New Jersey.

Restructuring

        On February 20, 2002, the Company formalized its plan to restructure its business processes, practices and organization to streamline functions and remain competitive. The restructuring includes some position eliminations, the elimination of duplicate or overlapping functions, and in some cases, redeployment and retraining. It is important to note that these changes will effect the Company's overall employee population by less than four percent.

        Management believes that full implementation will occur during the course of 2002. Those employees affected by job elimination will be offered severance benefits to help with the transition, as well as assistance to prepare for their job search. Management is committed to ensuring the Company's ongoing success by creating a stronger, more capable business, which will benefit the vast majority of the Company's employees.

        In connection with the implementation of the restructuring plan, the Company will record a pre-tax restructuring charge of $1.0 million in the first quarter of 2002 related to severance costs. Additional costs related to legal fees, training, hiring and job placement, etc. will approximate $1.1 million which will be recorded as incurred. The total restructuring charge will approximate $2.1 million for fiscal year 2002.

Sale of Australia

        On February 20, 2002, the Company sold the land and buildings of its Kolmar (Aust) Pty, Ltd., a wholly owned subsidiary for $2.1 million to Tismor Properties Pty Limited and Shehade Hajje and Dawn Hajje. The net proceeds of the sale of the property will be used to pay down the Company's revolving credit facility. The land and building sold had been held by the Company and leased to J.C. Allan Australia Pty Limited since October 1998 in conjunction with the Company's sale of the operating assets and business to J.C. Allan Australia Pty Limited at that time.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	See page F-1 for a listing of financial statements submitted as part of this report.
(a)(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are shown in the financial statements or are inapplicable, and therefore have been omitted.
(a)(3)	The following exhibits are included or incorporated by reference in this report.
Exhibit No.		Description
3.1	(1)	Certificate of Incorporation of Aerosol Services Holding Corporation ("ASHC") (which later changed its name to "Outsourcing Services Group, Inc."), as amended to date.
3.2	(1)	By-Laws of ASHC.
3.3	(1)	Articles of Incorporation of ASC Merger Corp. ("ASCMC") (which later changed its name to "Aerosol Services Company, Inc."), as amended to date.
3.4	(1)	By-Laws of ASCMC, as amended to date.
3.5	(1)	Certificate of Incorporation of Kolmar Laboratories, Inc. ("Kolmar"), as amended to date.
3.6	(1)	By-Laws of Kolmar, as amended to date.
3.7	(1)	Restated Articles of Incorporation of Piedmont Laboratories, Inc. ("Piedmont"), as amended to date.
3.8	(1)	By-Laws of Piedmont.
4.1	(1)	Indenture, dated March 3, 1998, among the Company, the Guarantors listed therein and U.S. Bank Trust National Association (formerly First Trust National Association), as Trustee, relating to the 10.875% Series B Senior Subordinated Notes due 2006 of the Company (the "New Notes") and the 10 7/8% Senior Subordinated Notes due 2006 of the Company (the "Old Notes").
4.2	(1)	Registration Rights Agreement, dated as of March 3, 1998, by and among the Company, the Guarantors listed therein and BT.
4.3	(1)	Registration Rights Agreement, dated as of February 14, 1994, by and among ASHC and the investors that are parties thereto.
9.1	(1)	Amended and Restated Stockholder Agreement, dated as of June 30, 1997, among the Company and certain stockholders listed herein.
9.2	(1)	Amendment to Stockholder Agreement, dated December 31, 1997, among the Company and certain stockholders listed therein.
10.1	(1)	Credit Agreement, dated as of January 8, 1998 ("Credit Agreement"), among the Company, as guarantor, Aerosol Services Company, Inc. ("Aerosol"), Piedmont and additional subsidiaries of the Company, as Borrowers, the Lenders party thereto, BT Commercial Corporation, as Agent, and Heller Financial, Inc., as Co-Agent.
10.2	(1)	Amendment and Waiver No. 1, dated as of April 29, 1998, to the Credit Agreement, by and among the Company, Aerosol and Piedmont, as initial Borrowers, Kolmar, as an additional Borrower, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent for Lenders and Heller Financial, Inc., as Co-Agent.
10.3	(1)	Outsourcing Services Group, Inc. 1998 Stock Option Plan.
10.4	(1)	Stock Option Agreement, dated December 31, 1997, between the Company and Christopher Denney.
10.5	(1)	Amended and Restated Warrant Agreement between the Company and Chase Capital, L.P., dated January 8, 1998.
10.6	(1)	Amended and Restated Management Services Agreement, dated January 8, 1998, by and between The Gordon+Morris Group, the Company, Aerosol, Piedmont and Kolmar.

10.7	(1)	Advisory and Financial Services Agreement by and between the Company and HarbourVest Partners LLC, dated January 8, 1998.
10.8	(1)	Employment and Non-Competition Agreement between the Company and Christopher Denney, dated January 9, 1998.
10.9	(1)	Share and Asset Purchase Agreement, dated October 28, 1997, between CCL Industries, Inc., CCL Industries Corporation and the Company.
10.10	(1)	Amendment to Share and Asset Purchase Agreement, dated January 1, 1998, between CCL Industries, Inc., CCL Industries Corporation and the Company.
10.11	(1)	Modification Agreement, dated January 8, 1998, between CCL Industries, Inc., CCL Industries Corporation and the Company.
10.12	(1)	Agreement and Plan of Merger, dated June 20, 1997, by and between Aerosol Companies Holding Corporation ("ACHC") and ASHC.
10.13	(1)	Amendment and Termination of Employment Contract, dated December 31, 1997, for Howard C. Lim.
10.14	(1)	Amendment and Termination of Employment Contract, dated December 31, 1997, for Samuel D. Garretson.
10.15	(1)	Employment, Non-Disclosure and Limited Non-Competition Agreement between the Company and Joseph W. Sortais.
10.16	(1)	Employment, Non-Disclosure and Limited Non-Competition Agreement between the Company and John G. Hewson.
10.17	(1)	Employment, Non-Disclosure and Limited Non-Competition Agreement between the Company and Dennis Nolan.
10.18	(2)	Stock Option Agreement, dated June 30, 1998, between the Company and Dennis Nolan.
10.19	(2)	Stock Option Agreement, dated June 30, 1998, between the Company and John G. Hewson.
10.20	(2)	Stock Option Agreement, dated June 30, 1998, between the Company and Joseph Sortais.
10.21	(b)	Stock purchase agreement dated February 29, 2000, between the Company and Precision Packaging Services, Inc. ("Precision") to acquire all the issued and outstanding stock of Precision.
10.22	(2)	Employment and Non-Competition Agreement between the Company and Joseph Healy, dated July 19, 2000.
10.23	(2)	Stock purchase agreement dated August 25, 2000 between the Company and Ivers-Lee Limited ("Ivers-Lee") to acquire all the issued and outstanding stock of Ivers-Lee.
10.24	(2)	Settlement Agreement and Mutual Release dated December 8, 2000, between the Company, Piedmont Laboratories, Inc. and Samuel Garretson.
10.25	(2)	Retirement Agreement, dated December 1, 2000, for Christopher Denney
10.26		Amendment and Waiver No. 2, dated as of February 22, 1999, to the Credit Agreement, by and among the Company, Aerosol and Piedmont, as initial borrowers, Kolmar, as an additional Borrower, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent for Lenders and Heller Financial Inc., as Co-Agent.
10.27		Amendment and Waiver No. 3, dated as of February 29, 2000, to the Credit Agreement, by and among the Company, Aerosol, Piedmont, Kolmar, Acupac and Precision as initial borrowers, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent for Lenders and Heller Financial Inc., as Co-Agent.
10.28		Amendment and Waiver No. 4, dated as of January 11, 2001, to the Credit Agreement, by and among the Company, Aerosol, Piedmont, Kolmar, Acupac and Precision as initial borrowers, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent for Lenders and Heller Financial Inc., as Co-Agent.

10.29	Amendment and Waiver No. 5, dated as of August 15, 2001, to the Credit Agreement, by and among the Company, Aerosol, Piedmont, Kolmar, Acupac and Precision as initial borrowers, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent for Lenders and Heller Financial Inc., as Co-Agent.
10.30	Employment, Non-Disclosure and Limited Non-Competition Agreement, dated January 1, 2001, between the Company and Perry Morgan.
10.31	Employment, Non-Disclosure and Limited Non-Competition Agreement, dated January 1, 2001, between the Company and John G. Hewson.
10.32	Promissory Note, dated January 2, 2001, between Joseph Healy and the Company.
10.33	Asset Sale and Purchase Agreement, dated June 29, 2001, between Procter & Gamble Pharmaceuticals, Inc., and Ohio Corporation formerly known as Norwich Eaton Pharmaceuticals, Inc., and a wholly-owned subsidiary of the Procter & Gamble Company and OSG Norwich Pharmaceuticals, Inc., a wholly owned subsidiary of the Company.
10.34	Promissory Note, dated June 29, 2001, between OSG Norwich Pharmaceuticals, Inc. and Procter & Gamble Pharmaceuticals, Inc.
10.35	Chemical Manufacturing Supply Agreement, dated June 29, 2001, between OSG Norwich Pharmaceuticals, Inc. and Procter & Gamble Pharmaceuticals S.A.R.L.
10.36	Asset Purchase Agreement, dated September 6. 2001, between Acupac Packaging, Inc. and Craig J. Berry, Kim R. Berry, and Dermal Sciences, Inc.
10.37	Employment, Nondisclosure and Non-Competition Agreement, dated September 6, 2001, between Acupac Packaging, Inc. and Craig Berry.
12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.
12.2	Statement regarding the computation of ratio of earnings to fixed charges for each of Aerosol (Guarantors only).
12.3	Statement regarding the computation of ratio of earnings to fixed charges for Piedmont (Guarantors only).
12.4	Statement regarding the computation of ratio of earnings to fixed charges for Kolmar (Guarantors only).
12.5	Statement regarding the computation of ratio of earnings to fixed charges for Acupac (Guarantors only).
12.6	Statement regarding the computation of ratio of earnings to fixed charges for Precision (Guarantors only).
21.1	Subsidiaries of the Company.

(1)
Previously filed with the Registration Statement on Form S-4 of Outsourcing Services Group, Inc. (Registration No. 333-57209).

(2)
Previously filed with prior Form 10-K.

(b)
Reports on Form 8-K

    None

  (c)
  See (a)(3) above for a listing of the exhibits included as a part of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OUTSOURCING SERVICES GROUP, INC.

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Outsourcing Services Group, Inc.
Allendale, New Jersey

        We have audited the accompanying consolidated balance sheets of Outsourcing Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 1999, 2000 and 2001. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outsourcing Services Group, Inc. and its subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Parsippany, New Jersey
March 21, 2002

OUTSOURCING SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2000 AND 2001

(Dollars in thousands, except for per share data)

	2000	2001
ASSETS
CURRENT ASSETS:
Cash	$3,801	$3,627
Short-term investments	254	251
Accounts receivable, net	47,928	31,397
Other receivables	1,815	1,956
Inventories, net	32,907	28,449
Prepaid expenses and other current assets	1,043	1,557
Deferred income taxes, current	4,212	3,108

Total current assets	91,960	70,345
PROPERTY AND EQUIPMENT, net	43,057	58,263
GOODWILL AND OTHER INTANGIBLES, net	102,272	99,691
DEFERRED INCOME TAXES, non-current	—	2,852
DEFERRED FINANCING COSTS, net	5,260	4,453
ENVIRONMENTAL INSURANCE RECEIVABLE	350	350
DUE FROM CCL	7,126	7,126
OTHER ASSETS	602	274

TOTAL ASSETS	$250,627	$243,354

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,067	$28,184
Accrued expenses	18,621	21,327
Deferred income taxes, current	—	—
Income taxes payable	186	399
Other current liabilities	108	85

Total current liabilities	51,982	49,995
DEFERRED INCOME TAXES, non-current	820	—
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES	11,774	11,658
LONG-TERM DEBT	161,447	162,869

Total liabilities	226,023	224,522
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750 shares authorized, issued and outstanding	375	375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250 shares authorized, issued and outstanding	4,514	4,724
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 6,000,000 shares authorized; 3,375,483 and 3,373,265 shares issued and outstanding as of December 31, 2000 and 2001, respectively	3	3
Common stock warrants	663	663
Additional paid-in capital	31,092	30,189
Notes receivable from stockholders	(740)	(830)
Accumulated deficit	(10,870)	(14,528)
Accumulated other comprehensive loss	(433)	(1,764)

Total stockholders' equity	19,715	13,733

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY	$250,627	$243,354

See notes to consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	1999	2000	2001
NET REVENUES	$257,040	$296,074	$325,573
COST OF GOODS SOLD	219,497	251,080	279,451

GROSS PROFIT	37,543	44,994	46,122
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	23,658	30,454	31,797

INCOME FROM OPERATIONS	13,885	14,540	14,325
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	446	(252)	(254)
INTEREST EXPENSE, NET	13,486	16,999	17,575

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	845	(2,711)	(3,504)
PROVISION (BENEFIT) FOR INCOME TAXES	1,096	829	(93)

NET LOSS	(251)	(3,540)	(3,411)
ACCRETION AND DIVIDENDS ON PREFERRED STOCK	(248)	(247)	(247)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(499)	(3,787)	(3,658)

OTHER COMPREHENSIVE INCOME (LOSS)	(8)	(501)	(1,331)

COMPREHENSIVE LOSS	$(259)	$(4,041)	$(4,989)

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE—BASIC AND DILUTED	$(0.07)	$(1.03)	$(1.01)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	$(0.14)	$(1.10)	$(1.08)

WEIGHTED AVERAGE COMMON SHARES—BASIC AND DILUTED	3,444,182	3,437,189	3,373,542

See notes to consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(Dollars in thousands)

	Shares	Amount	Common stock warrants	Additional Paid-in Capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
BALANCE, 1/1/1999	3,455,174	$3	$663	$32,272	$(772)	$(6,584)	$76	$25,658
Repurchase and cancellation of common stock	(13,191)			(132)	8			(124)
Accretion of redeemable Series B preferred stock						(210)		(210)
Payment of dividends on Series A redeemable preferred stock						(38)		(38)
Net loss						(251)		(251)
Foreign currency translation adjustment							(8)	(8)

BALANCE, 12/31/1999	3,441,983	$3	$663	$32,140	$(764)	$(7,083)	$68	$25,027
Repurchase and cancellation of common stock	(66,500)			(1,048)	24			(1,024)
Accretion of redeemable Series B preferred stock						(210)		(210)
Payment of dividends on Series A redeemable preferred stock						(37)		(37)
Net loss						(3,540)		(3,540)
Foreign currency translation adjustment							(501)	(501)

BALANCE, 12/31/2000	3,375,483	$3	$663	$31,092	$(740)	$(10,870)	$(433)	$19,715
Issuance of common stock	26,316			500	(250)			250
Repurchase and cancellation of common stock	(28,534)			(1,403)	160			(1,243)
Accretion of redeemable Series B preferred stock						(210)		(210)
Payment of dividends on Series A redeemable preferred stock						(37)		(37)
Net loss						(3,411)		(3,411)
Minimum pension liability							(828)	(828)
Foreign currency translation adjustment							(503)	(503)

BALANCE, 12/31/2001	3,373,265	$3	$663	$30,189	$(830)	$(14,528)	$(1,764)	$13,733

See notes to consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

(Dollars in thousands)

	Year Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(251)	$(3,540)	$(3,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,892	12,388	14,055
Amortization of deferred financing costs	1,471	1,333	1,593
Foreign currency translation	446	(252)	(254)
Provision for doubtful accounts	748	530	595
Deferred income taxes	(222)	(463)	(2,568)
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(789)	(5,318)	16,104
Inventories	(1,091)	(274)	4,949
Prepaid expenses and other current assets	(42)	966	(602)
Other assets	6,556	(2,881)	562
Trade accounts payable	1,059	387	(5,044)
Income tax payable/receivable	(482)	12	213
Accrued expenses and other current liabilities	(13,594)	3,143	1,703

Net cash provided by operating activities	2,701	6,031	27,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,699)	(6,919)	(11,407)
Sale of property and equipment	227	934	80
Other	(169)	1,416	—
Short-term investments	1	—	3
Acquisition of Acupac and Bradcan Corporation, net of cash acquired (1999)	(10,529)	—	—
Acquisition of Precision Packaging and Ivers-Lee, net of cash acquired (2000)	—	(47,826)	(2,290)
Acquisition of Norwich and Dermal, net of cash acquired (2001)	—	—	(4,317)

Net cash used in investing activities	(16,169)	(52,395)	(17,931)

See notes to consolidated financial statements.

	Year Ended December 31,
	1999	2000	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing acquisition	—	(350)	(700)
Net borrowings (payments) on revolving loans	7,413	49,034	(8,578)
Payment of dividends on preferred stock	(38)	(37)	(37)
Repurchase/cancellation of stock	(124)	(1,024)	(993)

Net cash provided by (used in) financing activities	7,251	47,623	(10,308)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	12	170

NET INCREASE (DECREASE) IN CASH	(6,217)	1,271	(174)
CASH, beginning of year	8,747	2,530	3,801

CASH, end of year	$2,530	$3,801	$3,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$12,186	$15,322	$15,596
Income taxes	$861	$1,988	$989
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock (Note 9)	$210	$210	$210
The Company acquired all the capital stock of Acupac Packaging (1999), Bradcan Corporation (1999), Precision Packaging (2000) and net assets of Ivers-Lee (2000), Norwich (2001) and Dermal (2001). In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$5,390	$20,327	$12,555
Intangible assets acquired	8,711	35,522	4,249
Cash paid for capital stock	(9,732)	(41,305)	—
Cash paid for assets	(797)	(6,000)	(4,317)

Liabilities assumed	$3,572	$8,544	$12,487

See notes to consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

1. ORGANIZATION AND BACKGROUND

        Outsourcing Services Group, Inc. (the "Company" or "OSG") is a leading provider of outsourced services including manufacturing packaging and clinical services to the North American health and beauty aid and healthcare markets. OSG offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling, packaging, clinical trials, stability evaluation and microbacterial testing services. It also provides ancillary services such as materials procurement, warehousing and distribution of finished goods. The Company's revenues are derived from the manufacturing and packaging of health and beauty aid products, including lipstick, face powder, eye shadow, mascara, nail enamel, skin care cream and lotion, hair spray and gel, shampoo and shaving cream and gel. Other products manufactured and packaged by the Company include household lubricants and liquid cleaners and outsourced manufacturing, packaging and clinical stability and microbacterial testing services for the pharmaceutical and over-the-counter drug markets.

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

        OSG consists of the following subsidiaries, Aerosol Services Company, Inc. ("ASC"), Piedmont Laboratories, Inc. ("Piedmont"), Kolmar Laboratories, Inc. ("Kolmar"), Acupac Packaging, Inc. ("Acupac"), Precision Packaging and Services, Inc. ("Precision"); OSG Ivers-Lee Inc. ("Ivers-Lee") and OSG Norwich Pharmaceutical, Inc. ("Norwich"). References to the "Kolmar Group" include Kolmar, Kolmar's wholly-owned subsidiaries, Kolmar de Mexico, S.A. de CV, Kolmar (Aust.) Pty Limited and Kolmar Canada Inc. ("Kolmar Canada"). Unless the context otherwise requires, references to Kolmar include references to the Kolmar Group.

2. MERGERS, ACQUISITIONS AND DISPOSALS

        Effective January 1, 1998, the Company acquired from CCL Industries ("CCL"), all of the outstanding shares of Kolmar Laboratories, Inc. and the net assets of Kolmar Canada Inc. (collectively referred to as the Kolmar Group), for $78.0 million, subject to certain post-closing adjustments. The Kolmar Group designs, manufactures, contracts for manufacture, and sells a variety of cosmetics, creams and lotions, and fragrances to retailers and wholesale distributors principally in the United States, Canada, Mexico and Australia. The acquisition has been treated as a purchase for accounting purposes. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition.

        In April 1999, a subsidiary of the Company (Kolmar Canada, Inc.) acquired certain of the operating assets of Bradcan Corporation ("Bradcan") for approximately $800,000. This acquisition was accounted for as a purchase.

        On June 2, 1999, the Company acquired all of the issued and outstanding capital stock of Acupac for approximately $10.0 million. Acupac is primarily a provider of outsourced packaging services to the health and beauty aids, household and consumer product markets. This acquisition was accounted for as a purchase.

        On February 29, 2000, the Company acquired all of the issued and outstanding stock of Precision for approximately $42.1 million. Precision is a contract manufacturer of high-speed liquid filling, cartoning, shrink wrapping and packaging for some of the largest U.S. consumer products companies. On August 25, 2000, the Company acquired Ivers-Lee for approximately $8.0 million of which $2.3 million was paid in the first quarter of 2001. Ivers-Lee is primarily a provider of outsourced packaging services to the pharmaceutical, health and beauty aids, household and consumer product markets for some of the largest U.S. and Canadian consumer products companies. Both of the acquisitions were accounted for as purchases. The results of operations of Precision and Ivers-Lee are included in the 2000 financial statements for all periods subsequent to their respective acquisition dates.

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

        In November 2000, Kolmar sold its wholly-owned Imperial Cosmetics Services division through an asset purchase agreement to Imperial Cosmetics, L.P.. The business was sold as an asset deal for $1.5 million for the real property, equipment, inventory and prepaid assets less assumed liabilities of approximately $250,000. During 2000, the Imperial Cosmetics Services division suffered losses from operations of $783,000 and sustained an additional $1.2 million in deal related losses (including $0.8 million write-off of goodwill).

        On June 29, 2001, the Company completed an asset purchase acquisition for the Procter & Gamble ("P&G") North Norwich facility located in North Norwich, New York which was funded with a $10.0 million note payable to P&G, bearing 8% interest due in June 2006. Norwich also entered into a Product Supply Agreement ("PSA") for five years with P&G. The Company manufactures prescription and over-the-counter pharmaceutical products at the plant.

        On September 6, 2001, the Company completed an asset purchase acquisition of Dermal Sciences, Inc. ("Dermal") for approximately $3.5 million. Dermal is primarily a provider of treatment patches and treated nonwovens for the health and beauty aid markets. Its operations will reside at the Company's Acupac facility located in Mahwah, New Jersey.

        Assuming that the Norwich and Dermal acquisitions had occurred on January 1, 2001, unaudited pro forma consolidated net revenues and net losses for the year ended December 31, 2001 would have been $327.3 million and ($2.9) million, respectively, however, pro forma results do not include historical data for Norwich.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical Accounting Policies

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

        Inventories—Inventories are valued at the lower of cost or market using the first-in, first-out method.

        Deferred Financing Costs—Deferred financing costs are capitalized costs associated with obtaining long-term debt financing including legal expenses and bank fees. These costs are being amortized over the repayment term of the related debt on a straight-line basis. Deferred financing costs are presented net of accumulated amortization of $3,799,000 and $5,392,000 in 2000 and 2001, respectively.

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized over periods ranging from 5 to 40 years. The Company subjects the carrying value of the goodwill to an annual review for impairment. The Company evaluates the recoverability of intangible assets by considering estimated future operating income of the Company, to which the goodwill relates, on an undiscounted cash flow basis. OSG management performs a review of each operating entity on an annual basis (unless circumstances dictate that a review is needed in an interim period) to determine if events or changes in circumstances have occurred which would impair goodwill. Should an impairment exist, the Company would record a charge to operations to recognize the impairment of its intangible assets. Goodwill is presented net of accumulated amortization of $15,396,000 in 2000 and $21,520,000 in 2001.

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

        Revenue Recognition—The Company manufactures and packages products based on written agreements with customers specifying price, units and shipping terms. Revenue is generally recognized as products are shipped to customers. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue at the time the manufacturing process is completed. The Company estimates and records provisions for sales returns and allowances based on its experience. Total sales returns and allowances were $1,364,000, $1,396,000 and $1,089,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

Other Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

        Short-term Investments—Short-term investments consist of certificate of deposits with an original maturity of greater than three months and a remaining maturity of less than one year. Short-term investments are stated at cost which approximates market value.

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

        Major Customers—During the years ended December 31, 1999, 2000 and 2001, the two largest customers together accounted for revenues of approximately 24%, 18% and 18%, respectively. These two customers had a combined accounts receivable balance of $2,800,000, $11,600,000 and $4,600,000 as of December 31, 1999, 2000 and 2001, respectively. A decision by a significant customer to decrease the amount purchased from the Company or to cease utilizing the Company's services could have a material effect on the Company's financial condition and results of operations.

        Research and Development Costs—Research and development costs are expensed when incurred. Included in selling, general and administrative expenses during the years ended December 31, 1999, 2000 and 2001, is approximately $2,128,000, $3,083,000 and $3,150,000, respectively, relating to research and development for improvements to the Company's products.

        Other Intangibles—Other intangibles at December 31, 2001 consist of non-compete agreements.

        Basic and Diluted Net Loss Per Share—The Company has adopted SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (ie. convertible preferred stock, warrants to purchase common stock, and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares of 138,500, 410,725 and 305,100 in 1999, 2000 and 2001, respectively, have been excluded from the diluted EPS computation as their effect would be antidilutive. In the computation of loss per share, the net loss attributable to common stockholders includes the accretion and payment of dividends on the Series A and B preferred stock totaling $248,000, $247,000 and $247,000, in 1999, 2000 and 2001, respectively.

        Accounting for Stock-Based Compensation—The Company accounts for Stock-Based Awards to Employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

        Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation.

        New Accounting Pronouncements—Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company does not hold any derivative instruments or embedded derivative instruments, therefore, the adoption of SFAS No. 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

        On June 29, 2001, SFAS No. 141, Business Combinations, was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001.

        On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense related to goodwill was $3,866,000, $6,052,000 and $6,124,000 in 1999, 2000 and 2001, respectively. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on the financial position and results of operations of the Company.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003. The Company does not believe that the adoption of this pronouncement will have a material impact on their results of operations, financial position or cash flows.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on their results of operations, financial position or cash flows.

4. ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following at December 31:

	2000	2001
	(in thousands)
Accounts receivable	$49,313	$32,844
Less allowance for doubtful accounts	(1,385)	(1,447)

	$47,928	$31,397

5. INVENTORIES

        Inventories consisted of the following at December 31:

	2000	2001
	(in thousands)
Raw materials	$25,300	$21,022
Work-in-process	6,171	4,030
Finished goods	5,945	5,737

	37,416	30,789
Less reserve for excess and obsolete inventories	(4,509)	(2,340)

	$32,907	$28,449

6. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

	2000	2001
	(in thousands)
Land	$1,149	$1,702
Building	15,356	17,058
Equipment	34,784	48,521
Leasehold improvements	1,521	2,146
Furniture and fixtures	2,550	3,216
Construction-in-progress	330	5,450
Computer equipment	906	1,640

	56,596	79,733
Less accumulated depreciation and amortization	(13,539)	(21,470)

	$43,057	$58,263

7. INCOME TAXES

      The provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 is as follows:

	1999	2000	2001
	(in thousands)
Current:
Federal	$808	$855	$278
State	177	105	343
Foreign	333	332	1,318

	1,318	1,292	1,939
Deferred:
Federal	(241)	(489)	(1,935)
State	132	122	(77)
Foreign	—	—	220

	(109)	(367)	(1,792)
Valuation allowance	(113)	(96)	(240)

Provision (Benefit) for income taxes	$1,096	$829	$(93)

        A reconciliation between the provision (benefit) for income taxes, as required by applying the federal statutory rate of 35% to that included in the financial statements, is as follows for the years ended December 31, 1999, 2000 and 2001:

	1999	2000	2001
Income tax expense (benefit) at statutory rate	35.0%	(35.0%)	(35.0%)
State tax expense, net of federal benefit	24.0%	5.6%	5.0%
Meals and entertainment	3.6%	2.2%	0.9%
Goodwill	107.9%	49.1%	22.2%
Change in valuation allowance	(13.3%)	0.0%	0.0%
Tax rate differential on foreign earnings	(27.5%)	8.6%	4.9%
Other	(1.0%)	0.4%	(0.7%)

	128.7%	30.9%	(2.7%)

        Deferred taxes are recorded based upon the differences between the financial statements and tax bases of assets and liabilities. Temporary differences which give rise to deferred income tax assets and liabilities are as follows:

	1999	2000	2001
	(in thousands)
Current deferred taxes:
Deferred tax assets:
Allowance for bad debts	$530	$547	$451
Accrued liabilities	1,379	1,560	1,644
Inventory capitalization	488	537	451
Inventory reserve	1,033	1,600	654
Contamination reserve	9	9	9
Deferred acquisition costs	52	211	269
Charitable contributions	27	68	—
LIFO adjustment	37	19	—

	3,555	4,551	3,478

Deferred tax liabilities:
State taxes	(257)	(227)	(97)
Amortization	—	—	(61)
Foreign	—	—	(41)
Other	(17)	(112)	(171)

	(274)	(339)	(370)

Net current deferred tax asset	3,281	4,212	3,108

Noncurrent deferred taxes:
Deferred tax assets:
Net operating loss carryover	2,692	1,584	4,209
Deferred compensation	527	512	477
Tax credits	171	846	1,275
SFAS #87 Pension liability adjustment	—	—	536
Charitable contributions	—	—	176

	3,390	2,942	6,673

Deferred tax liabilities:
Property and equipment	(2,483)	(2,385)	(2,224)
Goodwill	(812)	(1,124)	(1,304)
Foreign	—	—	(178)
State taxes	(111)	(13)	(115)

	(3,406)	(3,522)	(3,821)
Valuation allowance—long term	(339)	(240)	0

Net noncurrent deferred tax asset (liability)	(355)	(820)	2,852

Net deferred tax assets	$2,926	$3,392	$5,960

        At December 31, 2001, the Company had federal, state, and foreign net operating loss carryforwards of approximately $9,080,000, $8,190,000 and $1,370,000, respectively. The federal and state net operating losses begin to expire in 2009 and 2002, respectively. Of the total federal net operating loss carryforward, $2,280,000 may be utilized in future years only to the extent of Aerosol's taxable income. As of December 31, 2001, the Company's valuation allowance of $240,000 was released and taken as a reduction of goodwill in the current year tax provision, as the valuation allowance relates to an acquired entity's deferred tax assets, which were utilized during 2001.

        The Company has federal minimum tax credits of $664,000, which can be carried forward indefinitely. The Company also has foreign tax credits of $377,000, and a California Manufacturers Investment tax credit carryforward of $234,000, which will begin to expire in 2004.

8. LONG-TERM DEBT

        Long-term debt consists of the following as of December 31:

	2000	2001
	(in thousands)
Senior subordinated notes	$105,000	$105,000
Senior secured credit facility	56,447	47,869
P&G note	—	10,000

Total long-term debt	$161,447	$162,869

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

        The notes are subordinated in right of payment to all existing and future senior debt of the Company. The notes contain covenants which, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and enter into certain transactions. The Company was in compliance with such debt covenants at December 31, 2001.

        Senior Secured Credit Facility—The senior secured credit facility allows for maximum borrowings of $70.0 million, of which $5.3 million was available on December 31, 2001. Amounts borrowed under the credit facility include a U.S. based revolving loan bearing interest at the prime rate (4.75% at December 31, 2001) plus .75% and Euro notes with a blended interest rate of 2.80% plus 2.25%. Borrowings under the credit facility are collateralized by substantially all assets of the Company. The credit facility contains covenants which, among other things, require minimum levels for earnings and certain financial ratios and place restrictions on capital expenditures. On March 21, 2002, the Company received an amendment to their senior secured credit facility which reset the Minimum EBITDA, the Funded Debt Coverage ratio and Fixed Charge Coverage ratio, as defined in the agreement, effective as of December 31, 2001 and for future quarters, such that the Company was in compliance at December 31,

2001. Additionally, the amendment extended the term to April 7, 2003 and the interest rate was increased 0.5% to either prime plus 1.25% or Libor plus 2.75% effective for fiscal year 2002 and beyond.

        P&G Note-On June 29, 2001, the Company completed an asset purchase acquisition of the P&G North Norwich facility located in North Norwich, New York which was funded with a $10.0 million note payable to P&G bearing 8% interest. The outstanding principal including accrued and unpaid interest are due June 30, 2006. The note is collateralized by certain assets and real property as defined in the security agreement.

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

        As of December 31, 2000 and 2001, cumulative and undeclared dividends in arrears amounted to $693,000 and $903,000, respectively. The accrued dividends are being accreted annually as an increase to the value of the preferred stock and a reduction in retained earnings.

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

        Issuance of Stock—On January 2, 2001, Joseph Healy purchased 26,316 shares at $19.00 per share. The Company financed 50% and Mr. Healy executed a promissory note pledging his shares to the Company securing his obligation under the promissory note.

        Repurchase of Stock—On December 9, 2000, the Company repurchased 62,500 shares of common stock from Mr. Sam Garretson to settle an outstanding receivable. On January 3, 2001, the Company repurchased 20,000 shares of common stock from Mr. Christopher Denney. Mr. Denney also exercised his option for the purchase of 85,000 shares of Common Stock.

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

        Options—In September 1998, the Company adopted a stock option plan providing for the granting of options to officers, directors and key employees to purchase up to 750,000 shares of the Company's Common Stock at prices not less than the fair market value of the stock at the date of grant. The option expiration dates are determined at the date of grant, but may not exceed ten years On January 3, 2001, the Company repurchased 85,000 shares from Mr. Christopher Denney.

        Changes in shares under options for the year ended December 31, 1999, 2000 and 2001 are summarized as follows:

	Year ended December 31, 1999		Year ended December 31, 2000		Year ended December 31, 2001
OPTIONS	Shares	Weighted average price	Shares	Weighted average price	Shares	Weighted average price
OUTSTANDING, beginning of year	150,000	$10.00	138,500	$10.00	410,725	$16.66
Granted	8,500	$10.00	272,225	$20.05	—	—
Cancelled	(20,000)	$10.00	—	—	(105,625)	$11.68

OUTSTANDING, end of year	138,500	$10.00	410,725	$16.66	305,100	$18.39

Options exercisable, end of year	37,305	$10.00	129,145	$12.15	163,040	$18.46
Exercise price ranges	$10.00		$10.00—$21.34		$10.00—$21.34
Weighted average fair value of options granted during the year		$3.40		$7.65		$7.62

        The options outstanding at December 31, 1999, 2000 and 2001 have a weighted average remaining contractual life of 8.10, 8.50 and 8.0 years, respectively.

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

	Year ended December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001
	(in thousands, except per share data)	(in thousands, except per share data)	(in thousands, except per share data)
Actual net loss	$(251)	$(3,540)	$(3,411)
Pro forma net loss	(382)	(5,624)	(4,373)
Actual net loss per share	(0.07)	(1.03)	(1.01)
Pro forma net loss per share	(0.11)	(1.46)	(1.19)

        The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the years ended December 31, 1999, 2000 and 2001, assuming a risk-free interest rate of 5.62%, 5.75% and 7.00%, respectively, zero volatility, zero dividend yield, and expected lives of 96 months.

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

11. RELATED PARTY TRANSACTIONS

        The Company leases a plant facility, two adjacent warehouses, and land from stockholders of the Company and from a partnership of three of the Company's stockholders. Lease expenses for these facilities and land were $925,000, $946,000 and $973,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Various manufacturing and data processing equipment is also leased from a partnership of two of the Company's stockholders. Lease expenses for this equipment for the years ended December 31, 1999, 2000 and 2001, were $85,000, $28,000 and $24,000, respectively. (Note 13).

        The Company recorded sales to affiliated companies, which are wholly owned by two of the Company's stockholders, during the years ended December 31, 1999, 2000 and 2001, in the amount of $196,000, $29,000 and $53,000, respectively. At December 31, 2000 and 2001, the Company had $6,300 and $9,300, respectively, in affiliated company accounts receivable, which are included in trade accounts receivable.

        Management Service Agreements—Pursuant to a management services agreement with StoneCreek, the Company paid StoneCreek $800,000 upon closing of the acquisition of the Kolmar Group (Note 2) and will pay StoneCreek, in exchange for management services, (i) an annual fee of $350,000, which is subject to adjustment, and (ii) up to 2% of the total consideration received or paid in various transactions. The Company is also a party to a letter agreement with HarbourVest Partners, LLC (HV), pursuant to which the Company will pay HV, in exchange for financial and business advisory services, (i) an annual fee of $115,000 and (ii) one-third of the fee, under certain conditions, received by StoneCreek under its management services agreement with the Company. The Company paid StoneCreek $371,000, $506,000 and $594,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company paid HV $50,000 for each of the years ended December 31, 1999, 2000 and 2001.

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

        The following table sets forth the change in benefit obligations and plan assets of the pension plan as determined by independent actuarial valuations:

	Year ended December 31,
	1999	2000	2001
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$18,373	$17,953	$18,881
Service cost	593	581	538
Interest cost	1,205	1,264	1,323
Actuarial loss	(1,317)	(10)	(67)
Benefits paid	(901)	(907)	(965)

Benefit obligation at end of year	$17,953	$18,881	$19,710

Change in plan assets:
Fair value of plan assets at beginning of year	$17,132	$17,211	$17,178
Actual return on plan assets	980	874	336
Benefits paid	(901)	(907)	(965)

Fair value of plan assets at end of year	$17,211	$17,178	$16,549

Funded status	$(742)	$(1,703)	$(3,161)
Additional minimum liability	—	—	(1,364)
Unrecognized actuarial gain	1,670	2,128	3,053

Prepaid (liability) benefit cost	$928	$425	$(1,472)

        The following table lists the components of the net periodic benefit cost of the pension plan and the assumptions used:

	1999	2000	2001
	(dollars in thousands)
Service cost-benefits earned during the period	$593	$581	$538
Interest cost on projected benefit obligation	1,205	1,264	1,323
Amortization of actuarial loss	—	—	11
Expected return on plan assets	(1,336)	(1,342)	(1,339)

Net periodic pension cost	$462	$503	$533

Discount rate	7.0%	7.0%	7.0%
Expected long-term rate of return on assets	8.0%	8.0%	8.0%
Rate of increase in compensation levels	4.5%	4.5%	4.5%

(c) 401(k) Plan

        The Company maintains a defined contribution plan (the "Plan") to provide eligible employees with additional income upon retirement. Under the Plan, employees can contribute a portion of their base salary which is governed by IRS regulations. The Company, at the discretion of the Board of Directors, matches a designated percentage of the employees contributions. The payroll deductions are considered tax deferred under the Section 401(a) of the Internal Revenue Code. The Company's contributions to the Plan, including administrative costs, were $320,000, $308,000 and $494,000 in 1999, 2000 and 2001, respectively.

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

Total rent expense on operating leases for the years ended December 31, 1999, 2000 and 2001 was $2,973,000, $3,672,000 and $3,772,000, respectively.

        Minimum annual rentals and lease payments in the aggregate are:

Year ending December 31:	Related Party	Other	Total
	(in thousands)
2002	$1,009	$2,646	$3,655
2003	1,046	2,361	3,407
2004	1,085	2,202	3,287
2005	1,125	2,135	3,260
2006	1,167	1,432	2,599
Thereafter	4,242	1,225	5,467

	$9,674	$12,001	$21,675

        Self-Insurance Programs—The Company participates in a self-insured group health and workers compensation program for employees of Piedmont, Kolmar, Aerosol, Acupac, Precision and Norwich. Under such programs, the first $50,000 to $100,000 of claims for each employee will be paid by the Company. The Company has accrued $1,945,000 and $1,909,000 as of December 31, 2000 and 2001, respectively, for unpaid and incurred but not reported claims.

        Product Liability Insurance—The Company maintains product liability insurance which provides coverage in the amount of $51 million per occurrence and $52 million in the aggregate. A product liability claim that results in a judgment or settlement in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

        Environmental Regulation and Compliance—The Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations concerning, among other things, emissions to air, discharges to water, the remediation of contaminated soil and groundwater, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials (collectively, "Environmental Laws"). Violations of Environmental Laws can result in civil or criminal penalties or in cease and desist or other orders against the Company. In addition, the Company may be required to spend material amounts to comply with Environmental Laws, and may be liable with respect to contamination of sites currently or formerly owned or operated by the Company or with respect to the off-site disposal of hazardous substances. Based upon the Company's experience to date, as well as certain indemnification agreements obtained in connection with the ASC Acquisition, Kolmar Acquisition and the Norwich Acquisition, and certain insurance coverages, the Company believes that the future cost of compliance with existing Environmental Laws and its liability for identified environmental claims will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

        In that regard, ASC's operations are located within the boundaries of the Puente Valley Operable Unit ("OU") of the San Gabriel Valley Superfund Site. Prior to the Company's purchase of ASC, the U.S. Environmental Protection Agency ("EPA") identified ASC as one of more than five hundred PRPs for the Puente Valley OU. Subsequently, ASC and forty-three other PRPs entered into a consent agreement to fund certain investigatory work, which work was completed in 1997. To date, the EPA has not finally determined the remedial work that will be required at the site; however, the EPA has issued estimates for the remedial alternatives it is considering which range from approximately $28 million to $51 million. In connection with the Company's purchase of ASC, the sellers (who currently own the property on which ASC operates) agreed to indemnify the Company with respect to the Puente Valley OU proceeding and certain other environmental matters. Certain of the Company's leases with the sellers also provide for offsets to the Company's rental obligations in the event that the Company incurs liability for such an indemnified matter. Based on this indemnity, the lease off-set rights, recent EPA cost estimates of the proposed cleanup alternatives and certain preliminary estimates of ASC's share of liability, the Company believes, although there can be no assurance, that ASC's liability at this site will not be material. In addition, prior to the Company's merger with Aerosol Services Holding Corporation ("ASHC"), the Los Angeles Regional Water Quality Control Board ("RWQCB") requested that ASC conduct certain soil and groundwater investigation and remediation on its property. ASC has conducted the requested investigations, the RWQCB has approved ASC's remediation plan, and remediation began in 2001. Although there can be no assurance, the Company does not believe that the costs of remediation will be material. This remediation is also the subject of the above-referenced indemnity.

        Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Caroll & Dubies site, the remediation work and the final post-remediation facility inspection was completed in December 1999. Final clean-up costs of $6.7 million were incurred and funded through insurance. Post-remediation monitoring, expected to last through 2005, commenced in year 2000 and is expected to cost $350,000, which the Company has accrued. The entire project has been, and will continue to be, fully indemnified by CCL. Another site formerly operated by a Kolmar affiliate is currently undergoing remediation under the direction of a state agency. Based on the advice of outside counsel, the Company maintained an accrual of $9,000,000 as of December 31, 2001 for this site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have specific indemnification rights for this site from CCL. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

        In November 2000, the Company was served notice of a claim asserted against Kolmar by the State of New York ("State"). The claim asserts that Kolmar is a PRP for remediation costs incurred by the State in connection with the cleanup of the Orange County Landfill, located in New York State. Kolmar's records indicate it did generate some waste that was transported to the landfill, between 1979 and 1992. The State alleges that to date it has incurred over $13 million in response costs for the landfill. Approximately thirty-five other PRPs have also been contacted by the State; management believes there are hundreds of other candidate PRPs not yet served notices. The Company established a $750,000 reserve for off-site waste disposal which is inclusive of the Orange County landfill site. In addition, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for this claim. At December 31, 2001 the reserve was at $706,000.

        In November 2000, Kolmar (Imperial Cosmetics Division) was served notice by the State of Pennsylvania of potential PRP listing regarding ground water contamination of the neighboring Union Metals Property. Based on the directive of the Pennsylvania Department of Environmental Protection ("PADEP") two monitoring wells were installed, sampled and tested on the Imperial Cosmetics property. On September 27, 2001, the Company received notice from the Pennsylvania Department of Environmental Protection stating that Kolmar has been relieved of any additional monitoring requirements related to the above site.

        Piedmont's owned facility in Gainesville, Georgia is listed on the State of Georgia's Hazardous Site Inventory ("HSI") of environmentally impacted sites due to the detection of chlorinated solvents in the groundwater beneath the facility. The Company is continuing with the remediation and groundwater monitoring and testing which will continue through 2003.

        The Company also faces risks relating to federal and state environmental regulation of Volatile Organic Compounds ("VOCs"). Legislation requires reductions in the use of these propellants could materially adversely affect the Company's business if the industry does not develop propellant technology and product formulations to meet such future standards. California and New York recently have mandated reductions in VOCs in aerosol products, and it is possible that Georgia and other states may in the future pass similar legislation or enact regulations. Management believes that all of the Company's products meet the current regulatory standards, and management further believes, although there can be no assurance, that propellant technology and product formulations will be developed that meet the future standards.

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

        In November 1999, the Company paid a settlement of $1,000,000 with a customer for a product liability claim against Piedmont which relates to actions taken prior to the acquisition of the subsidiary by the Company. Concurrently, a $1,000,000 receivable was set up by the Company against the prior owner of Piedmont. The Company charged the settlement to operating expenses in the third quarter of 1999. Costs to defend this claim amounted to $1,362,000 in 1999. In December 2000, this receivable was satisfied in full by the previous owner.

        Employment Agreements—The Company has employment agreements with three executives, expiring on various dates through July 2003. Each of the employment agreements are renewable based on the mutual agreement of the executive and the Company. Annual base salaries under the agreements are $725,000. Each of the agreements also provide for performance bonuses.

        Noncompete Agreements—The Company has noncompete agreements in connection with acquisitions in the years 1999 and 2001, expiring on various dates through September 2006.

14. BUSINESS SEGMENT INFORMATION

        The Company operates multiple business segments specializing in the manufacturing and packaging of aerosol and liquid products, color cosmetics, and pharmaceutical markets. The Company provides contract manufacturing and packaging of health and beauty aid products as well as household and automotive products and packaging for the pharmaceutical and over-the-counter drug markets. The Company has operating facilities in the U.S., Mexico, and Canada.

        During the fiscal 2001, the Company reorganized its operating divisions into three operating divisions whose respective members are as follows: Kolmar Division—the Kolmar Group, Consumer Products Division—ASC, Piedmont, Precision and Acupac and the Pharmaceutical Division—Ivers-Lee and Norwich.

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by business segment for the year ended December 31, 1999, are as follows:

	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$126,310	$130,730	$—	$—	$257,040
Income (loss) from operations	7,820	(1,193)	—	7,258	13,885
Identifiable assets	114,207	75,506	—	9,112	198,825
Depreciation and amortization	3,870	5,022	—	—	8,892

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by business segment for the year ended December 31, 2000, are as follows:

	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$114,080	$179,173	$2,821	$—	$296,074
Income (loss) from operations	3,469	8,459	(25)	2,637	14,540
Identifiable assets	113,797	121,967	9,339	5,524	250,627
Depreciation and amortization	4,263	7,934	191	—	12,388

        Net revenues, income from operations, identifiable assets and depreciation and amortization by business segment for the year ended December 31, 2001, are as follows:

	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$115,993	$181,876	$27,704	$—	$325,573
Income from operations	7,016	1,156	1,782	4,371	14,325
Identifiable assets	94,070	113,583	22,769	12,932	243,354
Depreciation and amortization	4,090	8,627	1,231	107	14,055

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

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the year ended December 31, 2000, are as follows:

	United States	Mexico	Canada	Other (1)	Total
	(Dollars in thousands)
Net revenues	$266,932	$11,527	$17,615	$—	$296,074
Income (loss) from operations	13,451	437	727	(75)	14,540
Identifiable assets	220,233	7,548	22,083	763	250,627
Depreciation and amortization	11,247	262	823	56	12,388

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the year ended December 31, 2001, are as follows:

	United States	Mexico	Canada	Other (1)	Total
	(Dollars in thousands)
Net revenues	$286,556	$11,049	$27,968	$—	$325,573
Income (loss) from operations	11,374	513	2,440	(2)	14,325
Identifiable assets	218,043	5,913	18,660	738	243,354
Depreciation and amortization	12,625	257	1,149	24	14,055

(1)
Other—Includes financial data for the Kolmar (Aust.) Pty Limited and Kolmar Laboratories, Inc. (London) (Note 15)

15. SUBSEQUENT EVENTS

  Restructuring and Other Unusual Charges

        On February 20, 2002, the Company formalized its plan to restructure its business processes, practices and organization to streamline functions and remain competitive. The restructuring include some position eliminations, the elimination of duplicate or overlapping functions, and in some cases, redeployment and retraining. These changes will effect the Company's overall employee population by less than four percent.

        Management believes that full implementation will occur during the course of 2002. Those employees affected by job elimination will be offered severance benefits to help with the transition, as well as assistance to prepare for their job search.

        In connection with the implementation of the restructuring plan, the Company will record pre-tax restructuring and other unusual charges of $1.0 million in the first quarter of 2002 related to severance costs. Additional costs related to legal fees, training, hiring and job placement, etc. will approximate $1.1 which will be recorded as incurred. The total restructuring and other unusual charges will approximate $2.1 for fiscal year 2002.

  Sale of Australia

        On February 20, 2002, the Company sold its land and buildings of its Kolmar (Aust) Pty, Ltd., a wholly-owned subsidiary for $2.1 million to Tismor Properties Pty Limited and Shehade Hajje and Dawn Hajje. The net proceeds of the sale of the property will be used to pay down the Company's revolving credit facility. The land and building sold had been held by the Company and leased to J.C. Allan Australia Pty Limited since October 1998 in conjunction with the Company's sale of the operating assets and business to J.C. Allan Australia Pty Limited at that time.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31	Year
	(Dollars in thousands, except for per share data)
2001
Net Revenues	$81,022	$83,021	$85,463	$76,067	$325,573
Gross Profit	12,146	12,355	14,452	7,169	46,122
Income (loss) before income taxes	162	62	1,271	(4,999)	(3,504)
Net (loss) income	(194)	239	255	(3,711)	(3,411)
Net (loss) income per share
Basic	$(0.06)	$0.07	$0.08	$(1.10)	$(1.01)
Diluted	—	0.06	0.07	—	—
2000
Net Revenues	$68,212	$74,494	$73,816	$79,552	$296,074
Gross Profit	9,848	11,037	11,554	12,555	44,994
(Loss) income before income taxes	(273)	231	(467)	(2,202)	(2,711)
Net (loss) income	(801)	183	(1,010)	(1,912)	(3,540)
Net (loss) income per share
Basic	$(0.23)	$0.05	$(0.29)	$(0.55)	$(1.03)
Diluted	—	0.05	—	—	—

17. GUARANTOR INFORMATION

        The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly-owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed consolidating balance sheets as of December 31, 2000 and 2001 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 1999, 2000 and 2001 of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac and Precision and the non guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V., Kolmar (Aust.) Pty., Limited Kolmar Laboratories, Inc. (London), Ivers-Lee and Norwich. The financial information is intended to provide information for the Guarantor and nonguarantor operations of the Company, based on amounts derived from the financial statements of the Company, for the years ended December 31, 1999, 2000 and 2001.

Condensed Consolidating Balance Sheet
As of December 31, 2000

	Combined Guarantors	Combined Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
ASSETS:
Current assets:
Cash and short-term investments	$1,605	$2,445	$5	$—	$4,055
Accounts receivable, net	41,254	6,674	—	—	47,928
Other receivables	1,649	90	76	—	1,815
Inventories, net	28,246	4,661	—	—	32,907
Prepaid expenses and other current assets	4,933	405	(83)	—	5,255

Total current assets	77,687	14,275	(2)	—	91,960
Property and equipment, net	37,457	5,381	219	—	43,057
Goodwill and other intangibles, net	91,579	10,693	—	—	102,272
Intercompany receivable (payable)	44,409	(5,872)	(38,537)	—	—
Investment in subsidiaries	—	—	108,207	(108,207)	—
Other long-term assets	7,985	46	5,307	—	13,338

Total assets	$259,117	$24,523	$75,194	$(108,207)	$250,627

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,464	$3,603	$—	$—	$33,067
Other current liabilities	14,117	1,385	3,413	—	18,915

Total current liabilities	43,581	4,988	3,413	—	51,982
Long-term debt, less current portion	56,447	—	105,000	—	161,447
Other liabilities	13,271	19	(696)	—	12,594
Intercompany loan	50,388	12,427	(62,815)	—	—
Redeemable preferred stock	—	—	4,889	—	4,889
Stockholders' equity	95,430	7,089	25,403	(108,207)	19,715

Total liabilities, redeemable preferred stock and stockholders' equity	$259,117	$24,523	$75,194	$(108,207)	$250,627

Condensed Consolidating Balance Sheet
As of December 31, 2001

	Combined Guarantors	Combined Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
ASSETS:
Current assets:
Cash and short-term investments	$1,740	$2,108	$30	$—	$3,878
Accounts receivable, net	25,678	5,811	(92)	—	31,397
Other receivables	1,334	59	563	—	1,956
Inventories, net	24,566	3,883	—	—	28,449
Prepaid expenses and other current assets	715	508	3,442	—	4,665

Total current assets	54,033	12,369	3,943	—	70,345
Property and equipment, net	38,426	18,448	1,389	—	58,263
Goodwill and other intangibles, net	90,072	9,619	—	—	99,691
Intercompany receivable (payable)	47,090	(926)	(46,164)	—	—
Investment in subsidiaries	—	—	109,848	(109,848)	—
Other long-term assets	7,546	(93)	7,602	—	15,055

Total assets	$237,167	$39,417	$76,618	$(109,848)	$243,354

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,938	$3,688	$558	$—	$28,184
Other current liabilities	10,973	5,374	5,464	—	21,811

Total current liabilities	34,911	9,062	6,022	—	49,995
Long-term debt, less current portion	47,869	10,000	105,000	—	162,869
Other liabilities	10,907	400	351	—	11,658
Intercompany loan	51,689	11,126	(62,815)	—	—
Redeemable preferred stock	—	—	5,099	—	5,099
Stockholders' equity	91,791	8,829	22,961	(109,848)	13,733

Total liabilities, redeemable preferred stock and stockholders' equity	$237,167	$39,417	$76,618	$(109,848)	$243,354

Condensed Consolidating Statement of Operations
For the Year ended December 31, 1999

	Combined Guarantors	Combined Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net revenues	$234,831	$23,051	$—	$(842)	$257,040
Cost of goods sold	201,567	18,772	—	(842)	219,497

Gross profit	33,264	4,279	—	—	37,543
Selling, general and administrative expense	28,404	2,512	(7,258)	—	23,658

Income from operations	4,860	1,767	7,258	—	13,885
Foreign currency translation loss	—	446	—	—	446
Interest expense, net	2,563	862	10,061	—	13,486

Income (loss) before provision for income taxes	2,297	1,351	(2,803)	—	845
Provision (benefit) for income taxes	1,754	334	(992)	—	1,096

Net income (loss)	$543	$1,017	$(1,811)	$—	$(251)

Condensed Consolidating Statement of Operations
For the Year ended December 31, 2000

	Combined Guarantors	Combined Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net revenues	$267,377	$29,407	$—	$(710)	$296,074
Cost of goods sold	226,849	24,941	—	(710)	251,080

Gross profit	40,528	4,466	—	—	44,994
Selling, general and administrative expense	34,285	3,376	(7,207)	—	30,454

Income (loss) from operations	6,243	1,090	7,207	—	14,540
Foreign currency translation gain	—	(252)	—	—	(252)
Interest expense, net	5,331	836	10,832	—	16,999

Income (loss) before provision for income taxes	912	2	(3,625)	—	(2,711)
Provision (benefit) for income taxes	1,905	333	(1,409)	—	829

Net loss	$(993)	$(331)	$(2,216)	$—	$(3,540)

Condensed Consolidating Statement of Operations
For the Year ended December 31, 2001

	Combined Guarantors	Combined Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net revenues	$269,357	$56,354	$—	$(138)	$325,573
Cost of goods sold	237,792	41,704	93	(138)	279,451

Gross profit	31,565	14,650	(93)	—	46,122
Selling, general and administrative expense	25,637	10,624	(4,464)	—	31,797

Income from operations	5,928	4,026	4,371	—	14,325
Foreign currency translation gain	—	(254)	—	—	(254)
Interest expense, net	5,840	1,367	10,368	—	17,575

Income (loss) before provision for income taxes	88	2,405	(5,997)	—	(3,504)
Provision (benefit) for income taxes	80	1,024	(1,197)	—	(93)

Net income (loss)	$8	$1,381	$(4,800)	—	$(3,411)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1999

	Combined Guarantors	Combined Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$543	$1,017	$(1,811)	$—	$(251)
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(10,282)	2,861	(19,932)	30,305	2,952

Net cash provided by (used in) operating activities	(9,739)	3,878	(21,743)	30,305	2,701

Cash flows from investing activities
Capital expenditures	(4,393)	(1,266)	(40)	—	(5,699)
Other	—	(168)	—	—	(168)
Sales of property, plant or equipment, net	79	148	—	—	227
Acquisition of Acupac Packaging and Bradcan Corporation, net of cash	(9,732)	(797)	—	—	(10,529)

Net cash used in investing activities	(14,046)	(2,083)	(40)	—	(16,169)

Cash flows from financing activities
Net borrowings on revolving loans	7,413	—	—	—	7,413
Repayment (borrowing) of debt due to affliliate	11,464	(1,389)	20,230	(30,305)	—
Payment of dividends	(1,750)	—	1,712	—	(38)
Repurchase of management stock	—	—	(124)	—	(124)

Net cash provided by financing activities	17,127	(1,389)	21,818	(30,305)	7,251

Net increase in cash	(6,658)	406	35	—	(6,217)
Cash, beginning of year	8,568	178	1	—	8,747

Cash, end of year	$1,910	$584	$36	$—	$2,530

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000

	Combined Guarantors	Combined Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(993)	$(331)	$(2,216)	$—	$(3,540)
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	8,227	(1,456)	2,800	—	9,571

Net cash provided by (used in) operating activities	7,234	(1,787)	584	—	6,031

Cash flows from investing activities
Capital expenditures	(6,042)	(698)	(179)	—	(6,919)
Other	1,065	351	—	—	1,416
Sales of property, plant or equipment, net	934	—	—	—	934
Acquisition of Precision and Ivers-Lee, net of cash	(42,117)	5,709	—	—	(47,826)

Net cash used in investing activities	(46,160)	(6,056)	(179)	—	(52,395)
Cash flows from financing activities
Net borrowings on revolving loans	49,034	—	—	—	49,034
Repayment (borrowing) of debt due to affiliate	(8,412)	9,413	(1,001)	—	—
Increase in deferred financing costs	—	—	(350)	—	(350)
Payment of dividends	(1,976)	—	1,939	—	(37)
Repurchase of management stock	—	—	(1,024)	—	(1,024)

Net cash provided by financing activities	38,646	9,413	(436)	—	47,623

Effect of exchange rate changes on cash	(279)	291	—	—	12

Net increase in cash	(559)	1,861	(31)	—	1,271
Cash, beginning of year	1,910	584	36	—	2,530

Cash, end of year	$1,351	$2,445	$5	$—	$3,801

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001

	Combined Guarantors	Combined Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$8	$1,381	$(4,800)	$—	$(3,411)
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	23,507	7,175	624	—	31,306

Net cash provided by (used in) operating activities	23,515	8,556	(4,176)	—	27,895

Cash flows from investing activities
Capital expenditures	(7,085)	(3,045)	(1,277)	—	(11,407)
Short-term investments	3	—	—	—	3
Sales of property, plant or equipment, net	—	80	—	—	80
Acquisition of Norwich, Dermal and Ivers-Lee	(3,517)	—	(3,090)	—	(6,607)

Net cash used in investing activities	(10,599)	(2,965)	(4,367)	—	(17,931)

Cash flows from financing activities
Net payments on revolving loans	(8,578)	—	—	—	(8,578)
Repayment (borrowing) of debt due to affiliate	(1,380)	(6,247)	7,627	—	—
Increase in deferred financing costs	—	—	(700)	—	(700)
Payment of dividends	(2,700)	—	2,663	—	(37)
Repurchase/cancellation of stock	—	—	(993)	—	(993)

Net cash provided by (used in) financing activities	(12,658)	(6,247)	8,597	—	(10,308)

Effect of exchange rate changes on cash	(119)	318	(29)	—	170

Net increase (decreases) in cash	139	(338)	25	—	(174)
Cash, beginning of year	1,351	2,445	5	—	3,801

Cash, end of year	$1,490	$2,107	$30	$—	$3,627

OUTSOURCING SERVICES GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	(In thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Additions		Bad debts/inventory charged off (net of recoveries)	Balance at end of period
		(1) Charged to Costs and expenses	(2) Charged to other accounts
Allowance for Doubtful Accounts:
Year ended December 31,
1999	$1,411	$748	$93	$(761)	$1,491
2000	1,491	530	10	(646)	1,385
2001	1,385	595	(47)	(486)	1,447
Reserve for Excess and Obsolete Inventory:
Year ended December 31,
1999	$3,537	$2,797	$(3,365)	$—	$2,969
2000	2,969	3,594	(2,054)	—	4,509
2001	4,509	2,277	(2,508)	(1,938)	2,340

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTSOURCING SERVICES GROUP, INC.
BY:	/S/ JOSEPH HEALY Joseph Healy Chief Executive Officer, President and Director

Date: March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH HEALY Joseph Healy	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2002
/s/ PERRY MORGAN Perry Morgan	Chief Financial Officer, Vice President and Secretary (Principal Financial and Accounting Officer)	March 27, 2002
/s/ WALTER K. LIM Walter K. Lim	Chairman of the Board and Director	March 27, 2002
/s/ DREW H. ADAMS Drew H. Adams	Director	March 27, 2002
/s/ FRANK EDELSTEIN Frank Edelstein	Director	March 27, 2002

/s/ HOWARD C. LIM Howard C. Lim	Director	March 27, 2002
/s/ MICHAEL S. GORDON Michael S. Gordon	Director	March 27, 2002
/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director	March 27, 2002

QuickLinks

FORM 10-K
OUTSOURCING SERVICES GROUP, INC. TABLE OF CONTENTS
PART I
PART II
NOTES TO SELECTED FINANCIAL DATA
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
Option/SAR Grants in 2000
Summary Compensation Table
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OUTSOURCING SERVICES GROUP, INC.
OUTSOURCING SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 2001 (Dollars in thousands, except for per share data)
OUTSOURCING SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 (Dollars in thousands, except for per share data)
OUTSOURCING SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 (Dollars in thousands)
OUTSOURCING SERVICES GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
OUTSOURCING SERVICES GROUP, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES