Form 10-Q
period 2002-03-30
OUTSOURCING SERVICES GROUP INC
filed 2002-05-13
CIK 1054211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002
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
None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Number of shares of common stock, $.001 par value, outstanding as of the close of business on May 10, 2002: 3,373,265 shares.

OUTSOURCING SERVICES GROUP, INC.
INDEX TO FORM 10-Q

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 30, 2002 (UNAUDITED)
AND DECEMBER 31, 2001
(Dollars in thousands, except per share data)

	March 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,703	$3,627
Short-term investments	253	251
Accounts receivable, net of allowances of $1,294 and $1,447	40,764	31,397
Other receivables	2,111	1,956
Inventories, net	31,693	28,449
Prepaid expenses and other current assets	2,757	1,557
Deferred income taxes, current	3,108	3,108

Total current assets	82,389	70,345
PROPERTY AND EQUIPMENT, net	58,117	58,263
GOODWILL AND OTHER INTANGIBLES, net	99,633	99,691
DEFERRED INCOME TAXES, non-current	2,852	2,852
DEFERRED FINANCING COSTS, net	3,819	4,453
ENVIRONMENTAL INSURANCE RECEIVABLE	350	350
DUE FROM CCL	7,126	7,126
OTHER ASSETS	222	274

TOTAL ASSETS	$254,508	$243,354

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,264	$28,184
Accrued expenses	17,649	21,327
Accrued restructuring and other	1,004	—
Income tax payable	684	399
Other current liabilities	155	85

Total current liabilities	60,756	49,995
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES	11,966	11,658
LONG-TERM DEBT	162,574	162,869

Total liabilities	235,296	224,522
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750 shares authorized, issued and outstanding	375	375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250 shares authorized issued and outstanding	4,777	4,724
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 6,000,000 shares authorized; 3,373,265 shares issued and outstanding as of March 30, 2002 and as of December 31, 2001	3	3
Common stock warrants	663	663
Additional paid-in capital	30,189	30,189
Notes receivable from stockholders	(830)	(830)
Accumulated deficit	(14,226)	(14,528)
Accumulated other comprehensive income	(1,739)	(1,764)

Total stockholders' equity	14,060	13,733

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY	$254,508	$243,354

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 30, 2002 AND MARCH 31, 2001 (Unaudited)
(Dollars in thousands, except for per share data)

	Three Months Ended
	March 30, 2002	March 31, 2001
NET REVENUES	$79,983	$81,022
COST OF GOODS SOLD	68,575	68,876

GROSS PROFIT	11,408	12,146
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,557	7,623
RESTRUCTURING AND OTHER CHARGES	1,068	—

INCOME FROM OPERATIONS	4,783	4,523
INTEREST EXPENSE, NET	4,183	4,361

INCOME BEFORE PROVISION FOR INCOME TAXES	600	162
PROVISION FOR INCOME TAXES	236	356

NET INCOME (LOSS)	364	(194)
ACCRETION AND DIVIDENDS ON PREFERRED STOCK	(62)	(62)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	302	(256)

OTHER COMPREHENSIVE INCOME (LOSS)	25	(866)

COMPREHENSIVE INCOME (LOSS)	$389	$(1,060)

EARNINGS (LOSS) PER SHARE: NET INCOME (LOSS) PER SHARE
Basic	$0.11	$(0.06)
Diluted	$0.10	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE
Basic	$0.09	$(0.08)
Diluted	$0.08	—
WEIGHTED AVERAGE COMMON SHARES
Basic	3,373,265	3,374,390
Diluted	3,687,140	—

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 30, 2002 AND MARCH 31, 2001 (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 30, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$364	$(194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,314	3,335
Amortization of deferred financing costs	459	409
Provision for doubtful accounts	191	138
Change in operating assets and liabilities:
Accounts receivable	(9,558)	10
Other receivables	(155)	94
Inventories	(3,244)	(1,468)
Prepaid expenses and other current assets	(1,200)	(708)
Other assets	52	(25)
Accounts payable	13,080	6,210
Income tax payable/(receivable)	285	(267)
Accrued expenses and other liabilities	(3,125)	(2,262)
Accrued restructuring and other	1,004	—

Net cash provided by operating activities	467	5,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,820)	(1,595)
Sale of property, plant and equipment	582	28
Short-term investments	(2)	—
Acquisition of Ivers-Lee	—	(2,353)

Net cash used in investing activities	(2,240)	(3,920)

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 30, 2002 AND MARCH 31, 2001 (Unaudited) (Continued)
(Dollars in thousands)

	March 30, 2002	March 31, 2001
CASH FLOWS FROM FINANCING ACTIVTIES:
Net (payments) borrowing on revolving loans	$(295)	$587
Dividends on preferred stock	(9)	(9)
Deferred financing costs	—	(175)
Repurchase/cancellation of stock	—	(993)

Net cash used in financing activities	(304)	(590)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	153	(173)

NET (DECREASE) INCREASE IN CASH	(1,924)	589
CASH, beginning of period	3,627	3,801

CASH, end of period	$1,703	$4,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the quarter for:
Interest	$6,414	$6,967

Income taxes	$42	$493

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock	$53	$53

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

(Unaudited)

1.    Basis of Presentation

        The interim condensed consolidated financial statements included herein have been prepared by Outsourcing Services Group, Inc. ("OSG" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 2001 annual report on Form 10-K, as filed with the SEC.

        OSG consists of the following subsidiaries, Aerosol Services Company, Inc. ("ASC"), Piedmont Laboratories, Inc. ("Piedmont"), Kolmar Laboratories, Inc. ("Kolmar"), Acupac Packaging, Inc. ("Acupac"), Precision Packaging and Services, Inc. ("Precision"), OSG Ivers-Lee Inc. ("Ivers-Lee") and OSG Norwich Pharmaceutical, Inc. ("Norwich"). References to the "Kolmar Group" include Kolmar, Kolmar's wholly-owned subsidiaries, Kolmar de Mexico, S.A. de CV and Kolmar Canada Inc. ("Kolmar Canada"). Unless the context otherwise requires, references to Kolmar include references to the Kolmar Group.

        In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of March 30, 2002 and the results of its operations and cash flows for the three month periods ended March 30, 2002 and March 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.    New Accounting Pronouncements

        On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001.

        On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense related to goodwill was $1,619,000 for the three month period ended March 31, 2001. In addition, the Company is currently in the process of the first step of the transitional goodwill impairment test, the results of which will indicate if an impairment loss may have to be recognized. The Company will complete this first step during the second quarter.

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

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The adoption of this pronouncement did not have a material impact on their results of operations, financial position or cash flows.

3.    Inventories

        Inventories consisted of the following at March 30, 2002 and December 31, 2001:

	March 30, 2002	December 31, 2001
	(in thousands)
Raw Material	$23,590	$21,022
Work-in-process	3,828	4,030
Finished goods	6,875	5,737

	34,293	30,789
Less reserve for excess and obsolete inventories	(2,600)	(2,340)

	$31,693	$28,449

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

        Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Caroll & Dubies site, the remediation work and the final post-remediation facility inspection was completed in December 1999. Final clean-up costs of $6.7 million were incurred and funded through insurance. Post-remediation monitoring, expected to last through 2005, commenced in year 2000 and is expected to cost $350,000, which the Company has accrued. The entire project has been, and will continue to be, fully indemnified by CCL. Another site formerly operated by a Kolmar affiliate is currently undergoing remediation under the direction of a state agency. Based on the advice of outside counsel, the Company maintained an accrual of $9,000,000 as of March 30, 2002 for this site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have specific indemnification rights for this site from CCL. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

        In November 2000, the Company was served notice of a claim asserted against Kolmar by the State of New York ("State"). The claim asserts that Kolmar is a PRP for remediation costs incurred by the State in connection with the cleanup of the Orange County Landfill, located in New York State. Kolmar's records indicate it did generate some waste that was transported to the landfill, between 1979 and 1992. The State alleges that to date it has incurred over $13 million in response costs for the landfill. Approximately thirty-five other PRPs have also been contacted by the State; management believes there are hundreds of other candidate PRPs not yet served notices. The Company established a $750,000 reserve for off-site waste disposal which is inclusive of the Orange County landfill site. In addition, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for this claim. At March 30, 2002 the reserve was at $706,000.

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

5.    Sale of Australia

        In February 2002, the Company sold its land and building of its Kolmar (Aust) Pty, Ltd., a wholly-owned subsidiary for $2.1 million to Tismor Properties Pty Limited and Shehade Hajje and Dawn

Hajje. The net proceeds of the sale of the property were used to pay down the Company's senior secured credit facility. The land and building sold had been held by the Company and leased to J.C. Allan Australia Pty Limited since October 1998 in conjunction with the Company's sale of the operating assets and business to J.C. Allan Australia Pty Limited at that time. The net gain reported by the Company as the result of the sale was $1.4 million.

6.    Senior Secured Credit Facility

        On March 21, 2002, the Company received an amendment to their Senior Secured Credit Facility which reset the Minimum EBITDA, the Funded Debt Coverage ratio and Fixed Charge Coverage ratio effective as of December 31, 2001 and for future quarters. Additionally, the amendment extended the term to April 7, 2003 and the interest rate was increased 0.5% to either prime plus 1.25% or LIBOR plus 2.75% effective for fiscal year 2002 and beyond. At March 30, 2002, the Company is in compliance with all covenants.

7.    Restructuring and Other Charges

        In February 2002, the Company formalized its plan to restructure its business processes, practices and organization to streamline functions and remain competitive. The restructuring include some position eliminations, the elimination of duplicate or overlapping functions, and in some cases, redeployment and retraining. Management believes that these changes will affect the Company's overall employee population by less than four percent.

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

        The Company recorded pre-tax restructuring and other charges for consulting and legal fees and severance costs in the amount of $1.1 million. The table below reflects the charges incurred as of March 30, 2002.

	Restructure and Other	Cash Payments	Liability at March 30, 2002
Employee separation	$1,016	$(12)	$1,004
Implementation costs	52	(52)	—

Ending Balance	$1,068	$(64)	$1,004

8.    Subsequent Event

        Pursuant to a separation agreement for Dennis Nolan dated August 1, 2001, a payment for $139,607 was initiated on April 12, 2002. The Company repurchased 10,000 shares of common stock from Mr. Nolan at $14.41 per share less an outstanding loan amount of $100,000 for a net payment of

$44,100. Mr. Nolan exercised his option for the purchase of 20,000 shares of common stock at $10.00 per share with an agreed upon purchase price of $14.41 per share for a net payment to Mr. Nolan of $88,200.

9.    Business Segment Information

        The Company operates multiple business segments specializing in the manufacturing and packaging of aerosol and liquid products, color cosmetics, and pharmaceutical markets. The Company is a leading provider of outsourced services including manufacturing, packaging and clinical services to the health and beauty aid and healthcare markets. The Company offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling, packaging, clinical trials, stability evaluation and microbacterial testing services. Other products manufactured and packaged by the Company include household lubricants and liquid cleaners. The Company has operating facilities in the U.S., Mexico, and Canada.

        During fiscal 2001, the Company reorganized its operating divisions into three operating segments whose respective members are as follows: Kolmar Division-the Kolmar Group, Consumer Products Division—ASC, Piedmont, Precision and Acupac and the Pharmaceutical Division- Ivers-Lee and Norwich.

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by business segment for the three months ended March 30, 2002, are as follows:

	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$20,099	$47,372	$12,512	$—	$79,983
Income (loss) from operations	(1,610)	297	2,758	3,338	4,783
Identifiable assets	94,174	123,423	24,273	12,638	254,508
Depreciation and amortization	731	1,055	467	61	2,314

        Net revenues, income from operations, identifiable assets and depreciation and amortization by business segment for the three months ended March 31, 2001, are as follows:

	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$35,582	$42,805	$2,635	$—	$81,022
Income from operations	2,510	1,560	245	208	4,523
Identifiable assets	116,615	116,858	8,436	11,693	253,602
Depreciation and amortization	1,085	2,163	87	—	3,335

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the three months ended March 30, 2002, are as follows:

	United States	Mexico	Canada	Other (1)	Total
	(Dollars in thousands)
Net revenues	$71,168	$2,989	$5,826	$—	$79,983
Income (loss) from operations	4,049	387	373	(26)	4,783
Identifiable assets	229,314	5,955	19,167	72	254,508
Depreciation and amortization	2,092	59	155	8	2,314

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

(1)
Other—Includes financial data for the Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London)

10.    Guarantor Information

        The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed consolidating balance sheets as of March 30, 2002 and the consolidating combined statements of operations and cash flows for the three month period ended March 30, 2002, of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac and Precision and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited, Kolmar Laboratories, Inc. (London), Ivers-Lee and Norwich. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company, for the three month period ended March 30, 2002.

Condensed Consolidating Balance Sheet At March 30, 2002
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and short term investments	$641	$1,263	$52	$—	$1,956
Accounts receivable, net	33,046	7,810	(92)	—	40,764
Other receivables	1,409	238	464	—	2,111
Inventories	26,936	4,757	—	—	31,693
Prepaid expenses and other current assets	1,453	741	3,671	—	5,865

Total current assets	63,485	14,809	4,095	—	82,389
Property and equipment, net	39,226	17,341	1,550	—	58,117
Goodwill, net	90,034	9,599	—	—	99,633
Intercompany receivable (payable)	49,056	498	(49,554)	—	—
Investment in subsidiaries	—	—	108,749	(108,749)	—
Other long-term assets	7,554	(178)	6,993	—	14,369

Total assets	$249,355	$42,069	$71,833	$(108,749)	$254,508

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$36,033	$4,726	$505	$—	$41,264
Other current liabilities	12,572	4,910	2,010	—	19,492

Total current liabilities	48,605	9,636	2,515	—	60,756
Long-term debt, less current portion	47,574	10,000	105,000	—	162,574
Other liabilities	11,007	600	359	—	11,966
Intercompany loan	53,079	9,736	(62,815)	—	—
Redeemable preferred stock	—	—	5,152	—	5,152
Stockholders' equity	89,090	12,097	21,622	(108,749)	14,060

Total liabilities, redeemable preferred stock and stockholders' equity	$249,355	$42,069	$71,833	$(108,749)	$254,508

Condensed Consolidating Statement of Operation for the Three Months ended March 30, 2002
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net Revenues	$61,230	$18,826	$—	$(73)	$79,983
Cost of goods sold	56,097	12,498	53	(73)	68,575

Gross profit	5,133	6,328	(53)	—	11,408
Selling, general and administrative expense	5,975	2,987	(3,405)	—	5,557
Restructuring and other charges	1,054	—	14	—	1,068

Income (loss) from operations	(1,896)	3,341	3,338	—	4,783
Interest expense, net	1,488	406	2,289	—	4,183

Income (loss) before provision for income taxes	(3,384)	2,935	1,049	—	600
Provision for income taxes	6	156	74	—	236

Net income (loss)	$(3,390)	$2,779	$975	$—	$364

Condensed Consolidating Statement of Cash Flows For The Three Months Ended March 30, 2002
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net income, (loss)	$(3,390)	$2,779	$975	$—	$364
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	4,851	(1,788)	(2,960)	—	103

Net cash provided by (used in) operating activities	1,461	991	(1,985)	—	467

Cash flows from investing activities
Capital expenditures	(2,378)	(221)	(221)	—	(2,820)
Short-term investments	(2)	—	—	—	(2)
Sales of property, plant or equipment, net	—	582	—	—	582

Net cash (used in) provided by investing activities	(2,380)	361	(221)	—	(2,240)

Cash flows from financing activities
Net paydowns on revolving loan	(295)	—	—	—	(295)
Dividends on preferred stock	—	—	(9)	—	(9)
Repayment (borrowing) of debt due to affiliates	1,544	(2,913)	1,369	—	—
Payment of dividends	(1,350)	—	1,350	—	—

Net cash provided by (used in) financing activities	(101)	(2,913)	2,710	—	(304)

Effect of exchange rate changes on cash	(82)	717	(482)	—	153

Net increase (decrease) in cash	(1,102)	(844)	22	—	(1,924)
Cash, beginning of period	1,490	2,107	30	—	3,627

Cash, end of period	$388	$1,263	$52	$—	$1,703

OUTSOURCING SERVICES GROUP, INC.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

General

        Outsourcing Services Group, Inc. (the "Company" or "OSG"), through its operating subsidiaries, ASC, Piedmont, Kolmar, Acupac, Precision, Ivers-Lee and Norwich is a leading provider of outsourced services including manufacturing, packaging and clinical services to the North American health and beauty aid and healthcare markets. OSG offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling, packaging, clinical trials, stability evaluation and microbacterial testing services. It also provides ancillary services such as materials procurement, warehousing and distribution of finished goods. The Company's revenues are derived from the manufacturing and packaging of health and beauty aid products, including lipstick, face powder, eye shadow, mascara, nail enamel, skin care cream and lotion, hair spray and gel, shampoo and shaving cream and gel. Other products manufactured and packaged by the Company include household lubricants and liquid cleaners and outsourced manufacturing, packaging and clinical stability and microbacterial testing services for the pharmaceutical and over-the-counter drug markets.

Market Risk

        A small number of customers account for a significant portion of the Company's sales. For the three months ended March 30, 2002, Procter and Gamble, WD-40, Dial Corporation, Tigi Linea Products, and Mary Kay accounted for 14.5%, 9.5%, 7.4%, 7.0% and 5.4%, respectively, of the Company's revenues during this period. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's services, continue with a particular product line which requires services which the Company offers or contract for the Company's services in connection with any new or successor product lines. The loss of any of the Company's major customers or a significant decrease in demand for certain products sold by such major customers, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

Critical Accounting Policies

        Certain of the Company's accounting policies are particularly important to the portrayal of financial position and results of operations and require judgment by management and as a result they are subject to a degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experiences and information available from other outside sources.

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

        Goodwill—On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense related to goodwill was $1,619,000 for the three month period ended March 31, 2001. In addition, the Company is currently in the process of the first step of the transitional goodwill impairment test, the results of which will indicate if an impairment loss may have to be recognized. The Company will complete this first step during the second quarter.

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

Results Of Operations

        The following table sets forth the Company's statements of operations, certain data for the periods indicated and the percentage relationship of each item to net revenues (dollars in thousands):

	For the Three Months Ended March 30, 2002		For the Three Months Ended March 31, 2001
Net revenues	$79,983	100.0%	$81,022	100.0%
Cost of goods sold	68,575	85.7%	68,876	85.0%
Selling, general and administrative expenses	5,557	6.9%	7,623	9.4%
Restructuring and other charges	1,068	1.3%	—	—
Income from operations	4,783	6.0%	4,523	5.6%
Interest expense, net	4,183	5.2%	4,361	5.4%
Net income (loss)	364	0.5%	(194)	(0.2)%
Adjusted EBITDA (unaudited)	6,609	8.3%	7,868	9.7%
Net cash provided by operating activities	467	—	5,272	—
Net cash used in investing activities	(2,240)	—	(3,920)	—
Net cash used in financing activities	(304)	—	(590)	—
Capital expenditures	2,820	3.5%	1,595	2.0%

For the three months ended March 30, 2002 compared to the three months ended March 31, 2001.

        Net Revenue.    Net revenues decreased by approximately $1.0 million, or 1.3% to $80.0 million for the three month period ended March 30, 2002 from $81.0 million for the three month period ended March 31, 2001. Excluding the acquisition of Norwich which contributed sales of $10.0 million, sales decreased $11.0 million from the prior 2001 period. The decrease in sales of $15.5 million was primarily attributable to the Kolmar Division due largely to the drop in sales of one of its major customers of $8.3 million, in which the customer ran a significant product launch in the prior year and although sales are down from the prior year, they still remain a top five customer. The Consumer Products Division had an increase in sales of $4.6 million due mainly from increases in two of its major customers of $6.4 million, collectively. The Pharmaceutical Division excluding Norwich remained relatively flat.

        Cost of Goods Sold.    Cost of goods sold decreased by approximately $0.3 million, or 0.4% to $68.6 million for the three month period ended March 30, 2002 from $68.9 million for the three month period ended March 31, 2001. Excluding the acquisition of Norwich which contributed costs of $5.2 million, cost of goods sold decreased $5.5 million. Cost of goods sold for the Kolmar Division decreased $11.9 million as a result of the decreased sales volume from the prior 2001 period, in which total material and labor decreased $8.6 million and $2.6 million, respectively. Cost of goods sold for the Consumer Products Division increased $6.2 million partially as a result of positive sales volume when compared to the prior 2001 period, as well as total materials, labor, manufacturing support and lab expenses increased $3.8 million, $1.3 million, $0.7 million and $0.4 million, respectively, due mainly at the Precision plant due to labor inefficiencies in the start-up of a new product line. The Pharmaceutical Division excluding Norwich remained unchanged. As a percentage of net revenues, total cost of goods sold increased slightly to 85.7% for the three month period ended March 30, 2002 from 85.0% for the three month period ended March 31, 2001. The slight increase is due to the continued product mix change in the Consumer Products and Kolmar Division offset by a decrease in the percentage of cost of goods sold in the Pharmaceutical Division which carries a lower cost to produce in relation to other existing OSG operating segments.

        SG&A Expenses.    Selling, general and administrative expenses ("SG&A") decreased approximately $2.1 million or 27.1% to $5.5 million for the three month period ended March 30, 2002 from $7.6 million for the three month period ended March 31, 2001. Excluding the acquisition of Norwich which contributed costs of $1.0 million, SG&A decreased $3.1 million. The decrease in SG&A was largely from the sale of Australia which resulted in a net gain of $1.4 million and a decrease in amortization of goodwill of $1.6 million due to the implementation of SFAS No. 142. SG&A costs for the Pharmaceutical Division, exclusive of Norwich and the Kolmar Division remained relatively flat with modest reductions in administrative costs offset by increases in the Consumer Products Division and expenses at the corporate office.

        Restructuring and Other Charges.    The Company formalized its plan to restructure its business processes, practices and organization to streamline functions and remain competitive. The Company recorded a restructuring charge of $1.0 million related to severance costs and incurred other charges related to legal and consulting expenses of $0.1 million for a total restructure and other charge of $1.1 million for the three month period ended March 30, 2002.

        Adjusted EBITDA.    March 30, 2002 adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of the restructuring charge of $1.1 million, (ii) the gain on the sale of Australia of $1.4 million and (iii) the impact of a foreign currency translation gain of $0.1 million associated with its Mexican operations. Adjusted EBITDA decreased approximately $1.3 million or 16.0% to $6.6 million for the three month period ended March 30, 2002 from $7.9 million for the three month period ended March 31, 2001. Excluding

EBITDA from the Norwich facility of $3.0 million, the Company EBITDA decreased $4.3 million. The decrease is associated with the Kolmar Division, down principally due to volume declines, burdened by high fixed costs, the Consumer Products Division down $1.9 million driven by product inefficiencies, principally at the Precision plant, and other excess manufacturing overhead costs.

        Interest Expense.    Interest expense decreased $0.2 million, or 4.1% to $4.2 million for the three month period ended March 30, 2002 from $4.4 million for the three month period ended March 31, 2001, due to interest rate reductions from prior year. Total indebtedness increased $0.6 million from $162.0 million at March 31, 2001 to $162.6 million at March 30, 2002. The increase was due to the acquisitions of Norwich and Dermal of $10.0 million and $3.5 million, respectively, offset by paydowns of $8.9 million, gross proceeds from the sale of Australia of $2.1 million and positive cash flow from operations.

Liquidity and Capital Resources

        As of March 30, 2002, OSG had cash and cash equivalents of $2.0 million, working capital of $21.6 million, long-term debt of $162.6 million and $18.6 million available under the senior secured credit facility. Cash provided by operating activities was $0.5 million and $5.3 million for the three month periods ended March 30, 2002 and March 31, 2001, respectively. Net cash used in investing activities was $2.2 million and $3.9 million for the three month periods ended March 30, 2002 and March 31, 2001, respectively. Net cash used in financing activities was $0.3 million and $0.6 million for the three months ended March 30, 2002 and March 31, 2001.

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

        As a result of refinancing the existing indebtedness in 1998 and the indebtedness incurred to consummate acquisitions, the Company remains highly leveraged. The Company's ability to pay principal and interest on its indebtedness will depend upon the future operating performance of its subsidiaries and will require a substantial portion of the Company's cash flow from operations. The obligations of the Company's subsidiaries under the Senior Secured Credit Facility are secured by a security interest in substantially all of their assets, and the Company's obligations under its guarantee of the Senior Secured Credit Facility are secured by substantially all of its assets.

        On March 21, 2002, the Company received an amendment to their Senior Secured Credit Facility which reset the Minimum EBITDA, the Funded Debt Coverage ratio and Fixed Charge Coverage ratio effective as of December 31, 2001 and for future quarters. Additionally, the amendment extended the term to April 7, 2003 and the interest rate was increased 0.5% to either prime plus 1.25% or LIBOR plus 2.75% effective for fiscal year 2002 and beyond. At March 30, 2002, the Company is in compliance with all covenants.

        The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal 2002.

        The Company's capital expenditures are expected to rise over historical levels in an effort to modernize certain aerosol, liquid and packaging production lines. The Company's capital expenditures will be primarily for replacements and modernization of existing assets and new customer requirements.

        The following table outlines the Company's obligations and commitments for future payments concerning debt and contingencies:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior Subordinated Notes	$105,000	—	—	$105,000	—
Senior Secured Credit Facility	47,574	—	47,574	—	—
P&G Note(a)	10,000	—	—	10,000	—
Operating Leases	20,761	3,593	9,102	2,599	5,467

Total Obligations	$183,335	$3,593	$56,676	$117,599	$5,467

(a)
Does not include accrued interest which is included in Other Long-Term Liabilities and will be paid with the P&G Note due June 2006.

New Accounting Pronouncements

        On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001.

        On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense related to goodwill was $1,619,000 for the three month period ended March 31, 2001. In addition, the Company is currently in the process of the first step of the transitional goodwill impairment test, the results of which will indicate if an impairment loss may have to be recognized. The Company will complete this first step during the second quarter.

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

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The adoption of this pronouncement did not have a material impact on their results of operations, financial position or cash flows.

Certain Trends and Uncertainties

        Historically, the Company has grown its business through acquisitions and investments in its operations. However, the Company believes its focus for 2002 is the significant opportunities that exist in the markets for each of its product lines and services. The continued investment in its marketing, sales capabilities and product development will enhance its opportunities for long-term growth and profitability. While the Company will still consider opportunities to potentially make significant acquisitions and strategic investments, it will likely not be the primary means of growth for 2002 as it has been in the past few years. The impact of these decisions on future profitability cannot be predicted with any certainty.

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
10.38
Amendment and Waiver No. 6, dated as of March 21, 2002, to the Credit Agreement, by and among the Company, Aerosol, Piedmont, Kolmar, Acupac and Precision as initial borrowers, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent for Lenders and Heller Financial Inc., as Co-Agent.

Item Number	Exhibit	Page

11.	Statement of computation of basic and diluted net income per share	24

(b)	Reports on Form 8-K

i)	Restructure Plan, dated February 21, 2002
ii)	Sale of Australia, dated March 1, 2002
iii)	Amendment and Waiver No. 6, dated March 25, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTSOURCING SERVICES GROUP, INC.

Dated: May 13, 2002	By:	/s/ JOSEPH HEALY Joseph Healy Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: May 13, 2002	By:	/s/ PERRY MORGAN Perry Morgan Chief Financial Officer, Vice President and Secretary (Principal Financial and Accounting Officer)

QuickLinks

INDEX TO FORM 10–Q
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
PART II Other Information
SIGNATURES