Form 10-Q
period 2002-06-29
OUTSOURCING SERVICES GROUP INC
filed 2002-08-16
CIK 1054211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002
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
None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Number of shares of common stock, $.001 par value, outstanding as of the close of business on June 29, 2002: 3,352,970 shares.

OUTSOURCING SERVICES GROUP, INC.
INDEX TO FORM 10-Q

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 29, 2002 (UNAUDITED)
AND DECEMBER 31, 2001
(Dollars in thousands, except per share data)

	June 29, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,854	$3,627
Short-term investments	255	251
Accounts receivable, net of allowances of $1,393 and $1,447	44,815	31,397
Other receivables	1,406	1,956
Inventories, net	33,730	28,449
Prepaid expenses and other current assets	3,807	1,557
Deferred income taxes, current	3,108	3,108

Total current assets	88,975	70,345
PROPERTY AND EQUIPMENT, net	58,147	58,263
GOODWILL AND OTHER INTANGIBLES, net	100,127	99,691
DEFERRED INCOME TAXES, non-current	2,852	2,852
DEFERRED FINANCING COSTS, net	3,359	4,453
ENVIRONMENTAL INSURANCE RECEIVABLE	350	350
DUE FROM CCL	7,126	7,126
OTHER ASSETS	1,359	274

TOTAL ASSETS	$262,295	$243,354

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,798	$28,184
Accrued expenses	19,750	21,327
Accrued restructuring and other	876	—
Income taxes payable	1,096	399
Other current liabilities	253	85

Total current liabilities	61,773	49,995
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES	12,275	11,658
LONG-TERM DEBT	170,779	162,869

Total liabilities	244,827	224,522
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750 shares authorized, issued and outstanding	375	375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250 shares authorized, issued and outstanding	4,829	4,724
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 6,000,000 shares authorized; 3,352,970 shares issued and outstanding as of June 29, 2002 and 3,373,265 as of December 31, 2001	3	3
Common stock warrants	663	663
Additional paid-in capital	29,910	30,189
Notes receivable from stockholders	(730)	(830)
Accumulated deficit	(16,503)	(14,528)
Accumulated other comprehensive loss	(1,079)	(1,764)

Total stockholders' equity	12,264	13,733

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY	$262,295	$243,354

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED
JUNE 29, 2002 AND JUNE 30, 2001 (Unaudited)
(Dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
NET REVENUES	$87,492	$83,021	$167,475	$164,043
COST OF GOODS SOLD	76,815	70,666	145,390	139,542

GROSS PROFIT	10,677	12,355	22,085	24,501
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,006	7,807	13,563	15,430
RESTRUCTURING AND OTHER CHARGES	376	—	1,444	—

INCOME FROM OPERATIONS	2,295	4,548	7,078	9,071
INTEREST EXPENSE, NET	4,278	4,486	8,461	8,847

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,983)	62	(1,383)	224
PROVISION (BENEFIT) FOR INCOME TAXES	233	(177)	469	179

NET (LOSS) INCOME	(2,216)	239	(1,852)	45
ACCRETION AND DIVIDENDS ON PREFERRED STOCK	(62)	(62)	(124)	(124)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,278)	177	(1,976)	(79)

OTHER COMPREHENSIVE INCOME (LOSS)	660	678	685	(188)

COMPREHENSIVE (LOSS) INCOME	$(1,556)	$917	$(1,167)	$(143)

EARNINGS (LOSS) PER SHARE:
NET INCOME (LOSS) PER SHARE
Basic	$(0.66)	$0.07	$(0.55)	$0.01
Diluted	(0.66)	0.06	(0.55)	0.01
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE
Basic	$(0.68)	$0.05	$(0.59)	$(0.02)
Diluted	(0.68)	0.05	(0.59)	(0.02)
WEIGHTED AVERAGE COMMON SHARES
Basic	3,365,873	3,373,824	3,365,873	3,373,824
Diluted	3,365,873	3,692,353	3,365,873	3,692,353

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 29, 2002 AND JUNE 30, 2001 (Unaudited)
(Dollars in thousands)

	June 29, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,852)	$45
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,664	6,625
Amortization of deferred financing costs	919	780
Provision for doubtful accounts	359	251
Deferred income taxes	—	28
Change in operating assets and liabilities:
Trade accounts receivables	(13,777)	2,729
Other receivables	550	234
Inventories	(5,281)	1,933
Prepaid expenses and other current assets	(2,250)	(769)
Other assets	(1,085)	(443)
Accounts payable	11,614	916
Income taxes payable/(receivable)	697	(718)
Accrued expenses and other liabilities	(617)	(129)
Accrued restructuring and other	876	—

Net cash (used in) provided by operating activities	(5,183)	11,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,141)	(3,313)
Short-term investments	(4)	(8)
Sale of property, plant and equipment	582	(33)
Acquisition of Norwich, net of cash acquired	—	(800)
Acquisition of Ivers-Lee, net of cash acquired	—	(2,290)

Net cash used in investing activities	(4,563)	(6,444)

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 29, 2002 AND JUNE 30, 2001 (Unaudited) (Continued)
(Dollars in thousands)

	June 29, 2002	June 30, 2001
CASH FLOWS FROM FINANCING ACTIVTIES:
Net borrowings (paydowns) on revolving loans	$7,910	$(3,421)
Dividends on preferred stock	(19)	(19)
Increase in deferred financing costs	—	(175)
Repurchase and cancellation of stock	(179)	(993)

Net cash provided by (used in) financing activities	7,712	(4,608)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	261	(64)

NET (DECREASE) INCREASE IN CASH	(1,773)	366
CASH, beginning of period	3,627	3,801

CASH, end of period	$1,854	$4,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the six month period:
Interest	$7,170	$8,115

U.S. Income taxes	$42	$713

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock	$124	$124

Acquisition of Norwich for note payable	—	$10,000

The Company acquired all net assets of Norwich (June 2001)
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$—	$11,980
Intangible assets acquired	—	—
Cash paid for capital stock	—	—
Cash paid for assets	—	(800)

Liabilities assumed	$—	$11,180

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

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

        In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of June 29, 2002 and the results of its operations for the three-and six-month periods ended June 29, 2002 and June 30, 2001 and its cash flows for the six- month periods ended June 29, 2002 and June 30, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

        On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of other intangible assets related to non-compete agreements were $37,000 and $76,000 for the three-and six-months ended June 29, 2002. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense related to goodwill was $1,523,000 and $3,142,000 for the three- and six- month period ended June 30, 2001. In addition, the Company has completed the first step of the transitional goodwill impairment test, the results indicate that the Consumer Products Division will need further evaluation. Goodwill at the Consumer Products Division is $51,216,000. There is no goodwill impairment for the other reporting units.

        The proforma table below represents what the net (loss) income would have been in all periods presented exclusive of goodwill amortization.

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Goodwill amortization	$—	$1,523	$—	$3,142
Noncompete amortization	37	—	76	—
Net (loss) income	$(2,216)	$1,762	$(1,852)	$3,187

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

        In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

3. Goodwill and Other Intangibles

        Goodwill and Other Intangibles consisted of the following at June 29, 2002 and December 31, 2001:

	June 29, 2002	December 31, 2001
	(in thousands)
Goodwill	$120,973	$120,461
Noncompete agreement	750	750
Less accumulated amortization	(21,596)	(21,520)

	$100,127	$99,691

4. Inventories

        Inventories consisted of the following at June 29, 2002 and December 31, 2001:

	June 29, 2002	December 31, 2001
	(in thousands)
Raw Material	$24,271	$21,022
Work-in-process	4,531	4,030
Finished goods	7,743	5,737

	36,545	30,789
Less reserve for excess and obsolete inventories	(2,815)	(2,340)

	$33,730	$28,449

5. Contingencies

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

        Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Caroll & Dubies site, the remediation work and the final post-remediation facility inspection was completed in December 1999. Final clean-up costs of $6.7 million were incurred and funded through insurance. Post-remediation monitoring, expected to last through 2005, commenced in year 2000 and is expected to cost $350,000, which the Company has accrued. The entire project has been, and will continue to be, fully indemnified by CCL. Another site formerly operated by a Kolmar affiliate is currently undergoing remediation under the direction of a state agency. Based on the advice of outside counsel, the Company maintained an accrual of $9,000,000 as of June 29, 2002 for this site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have specific indemnification rights for this site from CCL. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

        In November 2000, the Company was served notice of a claim asserted against Kolmar by the State of New York ("State"). The claim asserts that Kolmar is a PRP for remediation costs incurred by the State in connection with the cleanup of the Orange County Landfill, located in New York State. Kolmar's records indicate it did generate some waste that was transported to the landfill, between 1979 and 1992. The State alleges that to date it has incurred over $13 million in response costs for the landfill. Approximately thirty-five other PRPs have also been contacted by the State; management believes there are hundreds of other candidate PRPs not yet served notices. The Company established a reserve for off-site waste disposal which is inclusive of the Orange County landfill site. In addition, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for this claim. At June 29, 2002 the reserve was at $697,000.

        Piedmont's owned facility in Gainesville, Georgia is listed on the State of Georgia's Hazardous Site Inventory ("HSI") of environmentally impacted sites due to the detection of chlorinated solvents in the groundwater beneath the facility. The Company is continuing with the remediation and groundwater monitoring and testing which will continue through 2003.

        The Company also faces risks relating to federal and state environmental regulation of Volatile Organic Compounds ("VOCs"). Legislation requires reductions in the use of these propellants could materially adversely affect the Company's business if the industry does not develop propellant technology and product formulations to meet such future standards. The EPA and various state regulations, in particular California and New York, have mandated reductions in VOCs in various aerosol products. Management believes that all of the Company's products meet the current regulatory standards, and management further believes, although there can be no assurance, that propellant technology and product formulations will be developed that meet the future standards.

6. Senior Secured Credit Facility

        On March 21, 2002, the Company received an amendment to their Senior Secured Credit Facility which reset the Minimum EBITDA, the Funded Debt Coverage ratio and Fixed Charge Coverage ratio effective as of December 31, 2001 and for future quarters. Additionally, the amendment extended the term to April 7, 2003 and the interest rate was increased 0.5% to either prime plus 1.25% or LIBOR plus 2.75% effective for fiscal year 2002 and beyond. At June 29, 2002, the Company is in compliance with all covenants. The Company is refinancing its Senior Secured Credit Facility and anticipates finalizing by the end of the third quarter. See Note 8.

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

        The Company recorded pre-tax restructuring and other charges for consulting, legal fees, recruiting and severance costs in the amount of $1.4 million. The table below reflects the charges incurred as of June 29, 2002.

	Accrued Restructuring and Other (As of February 2002)	Cash Payments
				Liability at June 29, 2002
		(1ST QTR)	(2nd QTR)
Employee separation	$1,016	$(12)	$(128)	$876
Implementation costs	428	(52)	(376)	—

Ending Balance	$1,444	$(64)	$(504)	$876

8. Subsequent Event

        On August 15, 2002, the Company received an amendment to their Senior Secured Credit Facility which extends the term from April 7, 2003 to July 7, 2003.

9. Business Segment Information

        The Company operates multiple business segments specializing in the manufacturing and packaging of aerosol and liquid products, color cosmetics, and pharmaceutical markets. The Company is a leading provider of outsourced services including manufacturing, packaging and clinical services to the health and beauty aid and healthcare markets. The Company offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling, packaging, clinical trials, stability evaluation and microbacterial testing services. Other products manufactured and packaged by the Company include household lubricants and liquid cleaners. The Company has operating facilities in the U.S., Mexico and Canada.

        During fiscal 2001, the Company reorganized its operating divisions into three operating segments whose respective members are as follows: Kolmar Division—the Kolmar Group, Consumer Products Division—ASC, Piedmont, Precision and Acupac and the Pharmaceutical Division—Ivers-Lee and Norwich.

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by business segment for the six- and three-month periods ended June 29, 2002, are as follows:

	Six-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$45,404	$100,497	$21,574	$—	$167,475
Income (loss) from operations	(511)	236	855	6,498	7,078
Identifiable assets	97,961	127,613	23,139	13,582	262,295
Depreciation and amortization	1,444	2,021	1,063	136	4,664
	Three-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$25,305	$53,125	$9,062	$—	$87,492
Income (loss) from operations	1,099	(61)	(1,903)	3,160	2,295
Identifiable assets	97,961	127,613	23,139	13,582	262,295
Depreciation and amortization	713	966	596	75	2,350

        Net revenues, income from operations, identifiable assets and depreciation and amortization by business segment for the six- and three-month periods ended June 30, 2001, are as follows:

	Six-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$67,486	$90,974	$5,583	$—	$164,043
Income from operations	4,601	2,116	494	1,860	9,071
Identifiable assets	109,521	119,460	20,441	9,189	258,611
Depreciation and amortization	1,994	4,344	287	—	6,625
	Three-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$31,904	$48,169	$2,948	$—	$83,021
Income from operations	2,091	556	249	1,652	4,548
Identifiable assets	109,521	119,460	20,441	9,189	258,611
Depreciation and amortization	909	2,181	200	—	3,290

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the six-and three-month periods ended June 29, 2002, are as follows:

	Six-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$148,558	$6,680	$12,237	$—	$167,475
Income (loss) from operations	5,628	445	1,051	(46)	7,078
Identifiable assets	235,829	6,196	20,289	(19)	262,295
Depreciation and amortization	4,227	113	321	3	4,664
	Three-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)

Net revenues	$77,390	$3,691	$6,411	$—	$87,492
Income (loss) from operations	1,579	58	678	(20)	2,295
Identifiable assets	235,829	6,196	20,289	(19)	262,295
Depreciation and amortization	2,135	54	166	(5)	2,350

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

(1)
Other—Includes financial data for the Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London)

10. Guarantor Information

        The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly-owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed consolidating balance sheets as of June 29, 2002 and the consolidating combined statements of operations and cash flows for the six-month period ended June 29, 2002, of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac and Precision and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited, Kolmar Laboratories, Inc. (London), Ivers-Lee and Norwich. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company for the six-month period ended June 29, 2002.

Condensed Consolidating Balance Sheet At June 29, 2002
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and short term investments	$994	$1,111	$4	$—	$2,109
Accounts receivable, net	37,861	7,046	(92)	—	44,815
Other receivables	1,216	162	28	—	1,406
Inventories	29,071	4,659	—	—	33,730
Prepaid expenses and other current assets	1,915	704	4,296	—	6,915

Total current assets	71,057	13,682	4,236	—	88,975
Property and equipment, net	39,252	17,211	1,684	—	58,147
Goodwill, net	89,995	10,132	—	—	100,127
Intercompany receivable (payable)	47,059	(2,407)	(44,652)	—	—
Investment in subsidiaries	—	—	108,749	(108,749)	—
Other long-term assets	7,563	(178)	7,661	—	15,046

Total assets	$254,926	$38,440	$77,678	$(108,749)	$262,295

LIABILITIES:
Current Liabilities:
Accounts payable	$34,599	$4,842	$357	$—	$39,798
Other current liabilities	12,369	4,689	4,917	—	21,975

Total current liabilities	46,968	9,531	5,274	—	61,773
Long-term debt, less current portion	55,779	10,000	105,000	—	170,779
Other liabilities	11,108	800	367	—	12,275
Intercompany loan	52,929	7,402	(60,331)	—	—
Redeemable preferred stock	—	—	5,204	—	5,204
Stockholders' equity	88,142	10,707	22,164	(108,749)	12,264

Total liabilities, redeemable preferred stock and stockholders' equity	$254,926	$38,440	$77,678	$(108,749)	$262,295

Condensed Consolidating Statement of Operations for the Six-Month Period ended June 29, 2002 (Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net Revenues	$132,394	$35,345	$—	$(264)	$167,475
Cost of goods sold	119,597	25,939	118	(264)	145,390

Gross profit	12,797	9,406	(118)	—	22,085
Selling, general and administrative expense	12,632	7,594	(6,663)	—	13,563
Restructuring charge and other charges	1,397	—	47	—	1,444

Income (loss) from operations	(1,232)	1,812	6,498	—	7,078
Interest expense, net	2,982	731	4,748	—	8,461

(Loss) income before provision for income taxes	(4,214)	1,081	1,750	—	(1,383)
Provision (benefit) for income taxes	17	452	—	—	469

Net (loss) income	$(4,231)	$629	$1,750	$—	$(1,852)

Condensed Consolidating Statement of Cash Flows For The Six-Month Period Ended June 29, 2002 (Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net income, (loss)	$(4,231)	$629	$1,750	$—	$(1,852)
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(2,389)	32	(974)	—	(3,331)

Net cash provided by (used in) operating activities	(6,620)	661	776	—	(5,183)

Cash flows from investing activities
Capital expenditures	(3,889)	(821)	(431)	—	(5,141)
Short-term investments	(4)	—	—	—	(4)
Sales of property, plant or equipment, net	—	582	—	—	582

Net cash used in investing activities	(3,893)	(239)	(431)	—	(4,563)

Cash flows from financing activities
Net borrowings on revolving loan	7,910	—	—	—	7,910
Dividends on preferred stock	—	—	(19)	—	(19)
Repayment (borrowing) of debt due to affiliates	3,391	(2,342)	(1,049)	—	—
Repurchase/cancellation of stock	—	—	(179)	—	(179)
Payment of dividends	(1,350)	—	1,350	—	—

Net cash provided by (used in) financing activities	9,951	(2,342)	103	—	7,712

Effect of exchange rate changes on cash	(189)	924	(474)	—	261

Net increase (decrease) in cash	(751)	(996)	(26)	—	(1,773)
Cash, beginning of period	1,490	2,107	30	—	3,627

Cash, end of period	$739	$1,111	$4	$—	$1,854

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

Market Risk

        A small number of customers account for a significant portion of the Company's sales. For the six months ended June 29, 2002, Procter and Gamble, WD-40, Dial Corporation, Mary Kay, and Tigi Linea Products accounted for 9.8%, 8.8%, 7.7%, 7.2% and 6.0%, respectively, of the Company's revenues during this period. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's services, continue with a particular product line which requires services which the Company offers or contract for the Company's services in connection with any new or successor product lines. The loss of any of the Company's major customers or a significant decrease in demand for certain products sold by such major customers, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

        The Company believes the following critical accounting policies affect the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Goodwill—On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of other intangible assets related to non-compete agreements were $37,000 and $76,000 for the three-and six-months ended June 29, 2002. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense related to goodwill was $1,523,000 and $3,142,000 for the three-and six-month periods ended June 30, 2001. In addition, the Company has completed the first step of the transitional goodwill impairment test, the results indicate that the Consumer Products Division will need further evaluation. Goodwill at the Consumer Products Division is $51,216,000. There is no goodwill impairment for the other reporting units.

        Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 and No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Long-lived assets are reviewed for events or changes in circumstances which would indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets on an undiscounted cash flow basis to determine whether or not an impairment to such value has occurred.

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

Results Of Operations

        The following table sets forth the Company's statements of operations, certain data for the periods indicated and the percentage relationship of each item to net revenues (dollars in thousands):

	For the Three Months Ended June 29, 2002		For the Three Months Ended June 30, 2001
Net revenues	$87,492	100.0%	$83,021	100.0%
Cost of goods sold	76,815	87.8%	70,666	85.1%
Selling, general and administrative expenses	8,006	9.2%	7,807	9.4%
Restructuring and other charges	376	0.4%	—	—
Income from operations	2,295	2.6%	4,548	5.5%
Interest expense, net	4,278	4.9%	4,486	5.4%
Net (loss) income	(2,216)	(2.5)%	239	0.3%
Net cash (used in) provided by operating activities	(5,650)	—	6,210	—
Net cash used in investing activities	(2,323)	—	(2,524)	—
Net cash provided by (used in) financing activities	8,016	—	(4,018)	—
Capital expenditures	2,321	2.7%	1,718	2.1%
Adjusted EBITDA	5,292	6.0%	7,574	9.1%

For the three months ended June 29, 2002 compared to the three months ended June 30, 2001.

        Net Revenue.    Net revenues of $87.5 million for the three-months ended June 29, 2002 increased approximately $4.5 million, or 5.4% from the prior 2001 period. Excluding the acquisition of Norwich which contributed sales of $6.3 million, sales decreased $1.8 million from the prior 2001 period. The decrease in sales of $1.8 million was primarily attributable to the Kolmar Division and the Pharmaceutical Division (Ivers-Lee) which sustained volume loss of $6.6 million and $0.2 million, respectively, offset by the Consumer Products Division's increased volume of $5.0 million. Although Kolmar is still experiencing volume declines, this current quarter was much stronger than the previous first quarter of 2002 and current sales trends remain positive. The Consumer Products Division continues to exceed prior year sales due to increases from two of its major customers, a new product line and one customer exceeding expectations.

        Cost of Goods Sold.    Cost of goods sold increased by approximately $6.1 million, or 8.7% to $76.8 million for the three-months ended June 29, 2002 from $70.7 million for the three-months ended June 30, 2001. Excluding the acquisition of Norwich which contributed costs of $5.1 million, cost of goods sold increased $1.0 million. Cost of goods sold for the Kolmar Division decreased $5.8 million as a result of the decreased sales volume from the prior 2001 period, in which direct labor and manufacturing overhead decreased $2.4 million, collectively, all profit was lost in net revenue decline. Cost of goods sold for the Consumer Products Division increased $6.8 million partially as a result of positive sales volume when compared to the prior 2001 period, as well as increases in direct labor and manufacturing overhead, mainly at the Precision plant which is experiencing labor inefficiencies in the start-up of new product lines and excess lab expenses at the Piedmont plant. The Pharmaceutical Division excluding Norwich remained unchanged. As a percentage of net revenues, total cost of goods sold increased to 87.8% for the three-months ended June 29, 2002 from 85.1% for the three-months ended June 30, 2001. The increase is due to the product mix change in the Consumer Products Division which carry higher costs to produce.

        SG&A Expenses.    Selling, general and administrative expenses ("SG&A") increased approximately $0.2 million or 2.5% to $8.0 million for the three-months ended June 29, 2002 from $7.8 million for the three-months ended June 30, 2001. Excluding the acquisition of Norwich which contributed costs of $0.9 million, SG&A decreased $0.7 million. The decrease in SG&A was due to a decrease in amortization of goodwill of $1.5 million due to the implementation of SFAS No. 141 offset by increased insurance and administrative costs of $0.8 million.

        Restructuring and Other Charges.    In the first quarter 2002, the Company formalized its plan to restructure its business processes, practices and organization to streamline functions and remain competitive. For the three-months ended June 29, 2002, the Company incurred charges of $0.4 million related to recruiting costs, training, legal and consulting fees.

        Adjusted EBITDA.    Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) is included herein as it is a basis upon which the Company assesses its ability to service indebtedness. Adjusted EBITDA is not intended to represent cash flows from operations as defined by U.S. Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. For the three-months ended June 29, 2002, adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of the restructuring charge of $0.4 million and (ii) the impact of a foreign currency translation loss of $0.3 million associated with its Mexican operations. Adjusted EBITDA decreased approximately $2.3 million or 30.1% to $5.3 million for the three-months ended June 29, 2002 from $7.6 million for the three-months ended June 30, 2001. Kolmar is down principally due to volume declines, the Consumer Products Division down due to inefficiencies and manufacturing overhead and increased insurance and administrative costs. Additionally, Norwich contributed $0.8 million excluding management fees.

        Interest Expense.    Interest expense decreased $0.2 million, or 4.6% to $4.3 million for the three-months ended June 29, 2002 from $4.5 million for the three-months ended June 30, 2001, due to interest rate reductions from prior year offset by an interest accrual of $0.2 million on the $10.0 million note payable attributable to the Norwich acquisition.

        The following table sets forth the Company's statements of operations, certain data for the periods indicated and the percentage relationship of each item to net revenues (dollars in thousands):

	For the Six Months Ended June 29, 2002		For the Six Months Ended June 30, 2001
Net revenues	$167,475	100.0%	$164,043	100.0%
Cost of goods sold	145,390	86.8%	139,542	85.1%
Selling, general and administrative expenses	13,563	8.1%	15,430	9.4%
Restructuring and other charges	1,444	0.9%	—	—
Income from operations	7,078	4.2%	9,071	5.5%
Interest expense, net	8,461	5.1%	8,847	5.4%
Net (loss) income	(1,852)	(1.1)%	45	0.0%
Net cash (used in) provided by operating activities	(5,183)	—	11,482	—
Net cash used in investing activities	(4,563)	—	(6,444)	—
Net cash provided by (used in) financing activities	7,712	—	(4,608)	—
Capital expenditures	5,141	3.1%	3,313	2.0%
Adjusted EBITDA	11,902	7.1%	15,442	9.4%

For the six months ended June 29, 2002 compared to the six months ended June 30, 2001.

        Net Revenues.    Net revenues of $167.5 million for the six-months ended June 29, 2002 increased approximately $3.4 million, or 2.1% from the prior 2001 period. Excluding the acquisition of Norwich which contributed sales of $16.3 million, sales decreased $12.8 million from the prior 2001 period. The decrease in sales of $12.8 million was primarily attributable to the Kolmar Division and the Pharmaceutical Division (Ivers-Lee) which sustained volume loss of $22.1 million and $0.2 million, respectively, offset by the Consumer Products Division's increased volume of $9.5 million. Kolmar's year-to-date volume decline appears larger than normal due to excess volume in 2001 as well as actual volume decline in the first half of 2002 as a result of reduced demand from key customers serving the prestige retail cosmetic markets. However, during the second quarter, Kolmar has experienced a return to more normal volume. The Consumer Products Division continues to exceed prior year sales due to increases from its major customers, a new product line and one customer that has exceeded expectations.

        Cost of Goods Sold.    Cost of goods sold increased by approximately $5.8 million, or 4.2% to $145.4 million for the six-months ended June 29, 2002 from $139.5 million for the six-months ended June 30, 2001. Excluding the acquisition of Norwich which contributed costs of $10.3 million, cost of goods sold decreased $4.5 million. Cost of goods sold for the Kolmar Division decreased $17.7 million as a result of the decreased sales volume from the prior 2001 period, in which total material, labor and manufacturing overhead decreased $11.9 million, $3.2 million and $2.6 million, respectively. Reductions in labor and manufacturing overhead at Kolmar helped offset volume declines. Cost of goods sold for the Consumer Products Division increased $13.0 million partially as a result of positive sales volume when compared to the prior 2001 period, as well as increases in direct labor, manufacturing support and lab expenses increased $5.3 million, collectively, due mainly at the Precision and Piedmont plants. The Pharmaceutical Division excluding Norwich increased slightly by $0.1 million. As a percentage of net revenues, total cost of goods sold increased to 86.8% for the six-months ended June 29, 2002 from 85.1% for the six-months ended June 30, 2001. The increase is due to product mix change in the Consumer Products Division which carrying higher costs to produce.

        SG&A Expenses.    Selling, general and administrative expenses ("SG&A") decreased approximately $1.9 million or 12.1% to $13.6 million for the six-months ended June 29, 2002 from $15.4 million for the six-months ended June 30, 2001. Excluding the acquisition of Norwich which contributed costs of $1.7 million, SG&A decreased $3.6 million. Exclusive of Norwich, the decrease in SG&A was due to a decrease in amortization of goodwill of $3.1 million due to the implementation of SFAS No. 141, the net gain on sale of Australia of $1.4 million, offset by increased insurance and administrative costs.

        Restructuring and Other Charges.    In the first quarter 2002, the Company formalized its plan to restructure its business processes, practices and organization to streamline functions and remain competitive. The Company recorded a restructuring charge of $1.0 million related to severance costs. For the six-months ended June 29, 2002, the Company incurred other charges of $0.4 million related to recruiting costs, training, legal and consulting fees which resulted in restructuring expenses of $1.4 for the six-months ended June 29, 2002.

        Adjusted EBITDA.    Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) included herein as it is a basis upon which the Company assesses its ability to service indebtedness. Adjusted EBITDA is not intended to represent cash flows from operations as defined by U.S. Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. For the six-months ended June 29, 2002, adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of the restructuring charge of $1.4 million and (ii) the impact of a foreign currency translation loss of $0.2 million associated with its Mexican operations and (iii) the gain on the sale of Australia of $1.4 million. Adjusted EBITDA decreased approximately $3.5 million or 22.9% to $11.9 million for the six-months ended June 29, 2002 from $15.4 million for the six-months ended June 30, 2001. Kolmar is down principally due to volume declines, Consumer is down due to inefficiencies and manufacturing overhead and increased insurance and administrative costs.

        Interest Expense.    Interest expense decreased $0.4 million, or 4.4% to $8.4 million for the six-months ended June 29, 2002 from $8.8 million for the six-months ended June 30, 2001, due to interest rate reductions from prior year offset by interest accrual of $0.8 million on the $10.0 million note payable attributable to the Norwich acquisition.

Liquidity and Capital Resources

        As of June 29, 2002, OSG had cash and cash equivalents of $2.1 million, working capital of $27.2 million, long-term debt of $170.8 million and $13.4 million available under the senior secured credit facility. Cash used in operating activities was $5.2 million for the six-months ended June 29, 2002 and cash provided by operating activities was $11.5 million for the six-months ended June 30, 2001. Net cash used in investing activities was $4.6 million and $6.4 million for the six-months ended June 29, 2002 and June 30, 2001, respectively. Net cash provided by financing activities was $7.7 million for the six-months ended June 29, 2002 and cash used in financing activities was $4.6 million for the six-months ended June 30, 2001.

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

        On March 21, 2002, the Company received an amendment to their Senior Secured Credit Facility which reset the Minimum EBITDA, the Funded Debt Coverage ratio and Fixed Charge Coverage ratio effective as of December 31, 2001 and for future quarters. Additionally, the amendment extended the term to April 7, 2003 and the interest rate was increased 0.5% to either prime plus 1.25% or LIBOR plus 2.75% effective for fiscal year 2002 and beyond. At June 29, 2002, the Company is in compliance with all covenants. On August 15, 2002, the Company received an amendment to their Senior Secured Credit Facility which extends the term from April 7, 2003 to July 7, 2003. The Company is refinancing its Senior Secured Credit Facility and anticipates finalizing by the end of the third quarter.

        The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal 2002.

        The Company's capital expenditures are expected to rise over historical levels in an effort to add new product line manufacturing technology at its Kolmar Division and to modernize certain aerosol, liquid and packaging production lines. The Company's capital expenditures will be primarily for replacements and modernization of existing assets and new customer requirements.

        The following table outlines the Company's obligations and commitments for future payments concerning debt and contingencies:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior Subordinated Notes	$105,000	—	—	$105,000	—
Senior Secured Credit Facility	55,779	—	$55,779	—	—
P&G Note(a)	10,000	—	—	10,000	—
Operating Leases	20,532	$3,866	9,082	3,689	$3,895

Total Obligations	$191,311	$3,866	$64,861	$118,689	$3,895

(a)
Does not include accrued interest of $0.8 million which is included in Other Long-Term Liabilities and will be paid with the P&G Note due June 2006.

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

        On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of other intangible assets related to non-compete agreements were $37,000 and $76,000 for the three-and six-months ended June 29, 2002. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense related to goodwill was $1,523,000 and $3,142,000 for the three-and six-month periods ended June 30, 2001. In addition, the Company has completed the first step of the transitional goodwill impairment test, the results indicate that the Consumer Products Division will need further evaluation. Goodwill at the Consumer Products Division is $51,216,000. There is no goodwill impairment for the other reporting units.

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

        In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

Certain Trends and Uncertainties

        Historically, the Company has grown its business through acquisitions and investments in its operations. The Company intends to continue during 2002 to make significant investments in the growth of its business and to examine opportunities for additional growth through acquisitions and strategic investments. The impact of these decisions on future profitability cannot be predicted with any certainty. The Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its product lines and services, and continued investment in its marketing and sales capabilities and product development will enhance its opportunities for long term growth and profitability.

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
10.39
Amendment No. 7 to the Credit Agreement, dated as of August 15, 2002, by and among the Company, Aerosol, Piedmont, Kolmar, Acupac and Precision as initial borrowers, each financial institution from time to time party to the Credit Agreement, BT Commercial Corporation, as Agent for the Lenders and Heller Financial, Inc., as Co-Agent.
Item Number	Exhibit	Page
11.	Statement of computation of basic and diluted net loss per share	28

(b)	Reports on Form 8-K
None

CERTIFICATION

        Each of the undersigned hereby certifies in his capacity as an officer of Outsourcing Services Group, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 29, 2002 fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTSOURCING SERVICES GROUP, INC.

Dated: August 16, 2002	By:	/s/ JOSEPH HEALY Joseph Healy Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: August 16, 2002	By:	/s/ PERRY MORGAN Perry Morgan Chief Financial Officer, Vice President And Secretary (Principal and Accounting Officer)

QuickLinks

INDEX TO FORM 10–Q
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
PART II Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
CERTIFICATION
SIGNATURES