Form 10-Q
period 2002-09-28
OUTSOURCING SERVICES GROUP INC
filed 2002-11-12
CIK 1054211

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002
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
None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Number of shares of common stock, $.001 par value, outstanding as of the close of business on September 28, 2002: 3,348,970 shares.

OUTSOURCING SERVICES GROUP, INC.
INDEX TO FORM 10-Q

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 28, 2002 (UNAUDITED)
AND DECEMBER 31, 2001
(Dollars in thousands, except per share data)

	September 28, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,759	$3,627
Short-term investments	256	251
Accounts receivable, net of allowances of $1,325 and $1,447	43,891	31,397
Income tax receivable	1,646	—
Other receivables	1,459	1,956
Inventories, net	32,192	28,449
Prepaid expenses and other current assets	2,897	1,557
Deferred income taxes, current	3,108	3,108

Total current assets	87,208	70,345
PROPERTY AND EQUIPMENT, net	59,134	58,263
GOODWILL AND OTHER INTANGIBLES, net	99,674	99,691
DEFERRED INCOME TAXES, non-current	2,852	2,852
DEFERRED FINANCING COSTS, net	2,900	4,453
ENVIRONMENTAL INSURANCE RECEIVABLE	350	350
DUE FROM CCL	7,126	7,126
OTHER ASSETS	1,860	274

TOTAL ASSETS	$261,104	$243,354

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,293	$28,184
Accrued expenses	17,104	21,327
Accrued restructuring and other	834	—
Income taxes payable	—	399
Other current liabilities	381	85

Total current liabilities	57,612	49,995
ENVIRONMENTAL CONTINGENCIES AND OTHER LIABILITIES	12,603	11,658
LONG-TERM DEBT	174,950	162,869

Total liabilities	245,165	224,522
REDEEMABLE SERIES A PREFERRED STOCK, $.001 par value; 3,750 shares authorized, issued and outstanding	375	375
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 26,250 shares authorized, issued and outstanding	4,882	4,724
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 6,000,000 shares authorized; 3,348,970 shares issued and outstanding as of September 28, 2002 and 3,373,265 as of December 31, 2001	3	3
Common stock warrants	663	663
Additional paid-in capital	29,826	30,189
Notes receivable from stockholders	(658)	(830)
Accumulated deficit	(17,304)	(14,528)
Accumulated other comprehensive loss	(1,848)	(1,764)

Total stockholders' equity	10,682	13,733

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY	$261,104	$243,354

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED
SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001 (Unaudited)
(Dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
NET REVENUES	$86,168	$85,463	$253,643	$249,506
COST OF GOODS SOLD	75,095	71,011	220,484	210,553

GROSS PROFIT	11,073	14,452	33,159	38,953
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,617	8,835	22,181	24,265
RESTRUCTURING AND OTHER CHARGES	672	—	2,116	—

INCOME FROM OPERATIONS	1,784	5,617	8,862	14,688
INTEREST EXPENSE, NET	4,511	4,346	12,972	13,193

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,727)	1,271	(4,110)	1,495
(BENEFIT) PROVISION FOR INCOME TAXES	(1,989)	1,016	(1,520)	1,195

NET (LOSS) INCOME	(738)	255	(2,590)	300
ACCRETION AND DIVIDENDS ON PREFERRED STOCK	(62)	(62)	(186)	(186)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	(800)	193	(2,776)	114

OTHER COMPREHENSIVE LOSS	(769)	(699)	(84)	(887)

COMPREHENSIVE LOSS	$(1,507)	$(444)	$(2,674)	$(587)

EARNINGS (LOSS) PER SHARE: NET INCOME (LOSS) PER SHARE
Basic	$(0.22)	$0.08	$(0.77)	$0.09
Diluted	(0.22)	0.07	(0.77)	0.08
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE
Basic	$(0.24)	$0.06	$(0.83)	$0.03
Diluted	(0.24)	0.05	(0.83)	0.03
WEIGHTED AVERAGE COMMON SHARES
Basic	3,361,060	3,373,637	3,361,060	3,373,637
Diluted	3,361,060	3,691,646	3,361,060	3,691,646

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001 (Unaudited)
(Dollars in thousands)

	September 28, 2002	September 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,590)	$300
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,025	10,226
Amortization of deferred financing costs	1,379	1,171
Provision for doubtful accounts	630	329
Deferred income taxes	—	28
Change in operating assets and liabilities:
Accounts receivables	(13,124)	4,129
Other receivables	497	(133)
Inventories	(3,743)	2,053
Prepaid expenses and other current assets	(1,340)	(981)
Other assets	(1,586)	381
Accounts payable	11,109	2,442
Income taxes payable/(receivable)	(2,045)	118
Accrued expenses and other liabilities	(2,808)	(816)
Accrued restructuring and other	834	—

Net cash (used in) provided by operating activities	(5,762)	19,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,652)	(6,053)
Short-term investments	(5)	(13)
Sale of property, plant and equipment	582	(35)
Acquisition of Norwich, net of cash acquired	—	(800)
Acquisition of Dermal, net of cash acquired	—	(3,517)
Acquisition of Ivers-Lee, net of cash acquired	—	(2,290)

Net cash used in investing activities	(8,075)	(12,708)

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001 (Unaudited) (Continued)
(Dollars in thousands)

	September 28, 2002	September 29, 2001
CASH FLOWS FROM FINANCING ACTIVTIES:
Net borrowings (paydowns) on revolving loans	$12,081	$(1,779)
Dividends on preferred stock	(28)	(28)
Increase in deferred financing costs	—	(350)
Repurchase and cancellation of stock	(179)	(993)

Net cash provided by (used in) financing activities	11,874	(3,150)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	95	(111)

NET (DECREASE) INCREASE IN CASH	(1,868)	3,278
CASH, beginning of period	3,627	3,801

CASH, end of period	$1,759	$7,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the nine month period:
Interest	$13,721	$14,801

U.S. Income taxes	$43	$714

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Accretion attributable to preferred stock	$158	$158

Acquisition of Norwich for note payable	—	$10,000

The Company acquired all net assets of Norwich (June 2001) and Dermal (September 2001) In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$—	$12,555
Intangible assets acquired	—	4,249
Cash paid for capital stock	—	—
Cash paid for assets	—	(4,317)

Liabilities assumed	$—	$12,487

See notes to condensed consolidated financial statements.

OUTSOURCING SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

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

        In the opinion of management, the condensed consolidated financial statements included herein reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of September 28, 2002 and the results of its operations for the three-and nine-month periods ended September 28, 2002 and September 29, 2001 and its cash flows for the nine-month periods ended September 28, 2002 and September 29, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

        On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of other intangible assets related to non-compete agreements were $37,000 and $113,000 for the three-and nine-months ended September 28, 2002. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense related to goodwill was $1,588,000 and $4,730,000 for the three-and nine-month period ended September 29, 2001. In addition, the Company has completed the first step of the transitional goodwill impairment test, the results indicate that the Consumer Products Division will need further evaluation. Goodwill at the Consumer Products Division is $51,216,000. There is no goodwill impairment for the other reporting units.

        The proforma table below represents what the net (loss) income would have been in all periods presented exclusive of goodwill amortization.

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Goodwill amortization	$—	$1,588	$—	$4,730
Noncompete amortization	37	—	113	—
Net (loss) income	$(738)	$1,843	$(2,590)	$5,030

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

3. Goodwill and Other Intangibles

        Goodwill and Other Intangibles consisted of the following at September 28, 2002 and December 31, 2001:

	September 28, 2002	December 31, 2001
	(in thousands)
Goodwill, net	$99,037	$98,992
Noncompete agreement	750	750
Less accumulated amortization on noncompete	(113)	(51)

	$99,674	$99,691

4. Inventories

        Inventories consisted of the following at September 28, 2002 and December 31, 2001:

	September 28, 2002	December 31, 2001
	(in thousands)
Raw Material	$24,103	$21,022
Work-in-process	4,142	4,030
Finished goods	6,685	5,737

	34,930	30,789
Less reserve for excess and obsolete inventories	(2,738)	(2,340)

	$32,192	$28,449

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

        Also, in regard to CERCLA, Kolmar and a former affiliate, Wickhen Products ("Wickhen"), have been identified as the two principal PRPs at the Carroll & Dubies Superfund site in Port Jervis, New York. At the Caroll & Dubies site, the remediation work and the final post-remediation facility inspection was completed in December 1999. Final clean-up costs of $6.7 million were incurred and funded through insurance. Post-remediation monitoring, expected to last through 2005, commenced in year 2000 and is expected to cost $350,000, which the Company has accrued. The entire project has been, and will continue to be, fully indemnified by CCL Industries Inc ("CCL"). Another site formerly operated by a Kolmar affiliate is currently undergoing remediation under the direction of a state agency. Based on the advice of outside counsel, the Company maintained an accrual of $9,000,000 as of September 28, 2002 for this site where Kolmar may have liability for contamination caused by former operations, although it has not yet been identified as a PRP and would have specific indemnification rights for this site from CCL. The Company believes, based on a file review by an independent consultant, that the accrual would be sufficient to fund all likely remediation costs at the site.

        In November 2000, the Company was served notice of a claim asserted against Kolmar by the State of New York ("State"). The claim asserts that Kolmar is a PRP for remediation costs incurred by the State in connection with the cleanup of the Orange County Landfill, located in New York State. Kolmar's records indicate it did generate some waste that was transported to the landfill, between 1979 and 1992. The State alleges that to date it has incurred over $13 million in response costs for the landfill. Approximately thirty-five other PRPs have also been contacted by the State; management believes there are hundreds of other candidate PRPs not yet served notices. The Company established a reserve for off-site waste disposal which is inclusive of the Orange County landfill site. In addition, Kolmar has certain indemnification rights ($250,000 deductible) against CCL for this claim. At September 28, 2002 the reserve was at $691,000.

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

6. Senior Secured Credit Facility

        As of September 28, 2002, the Company had $60.0 million in revolving loans outstanding with a syndicate of banks led by BT Commercial Corporation, bearing an interest rate at Prime plus 0.75%. On October 30, 2002, the Company completed a refinancing of their Senior Secured Credit Facility with Foothill Capital Corporation, as the arranger and administrative agent. See Note 8. The new agreement contains certain covenants which among other things, require minimum levels for earnings and certain financial ratios and also places restrictions on capital expenditures. The new covenants are in effect for September 28, 2002 and the Company was in compliance with such covenants.

7. Restructuring and Other Charges

        In February 2002, the Company formalized its plan to restructure its business processes, practices and organization to streamline functions and remain competitive. The restructuring includes some position eliminations, the elimination of duplicate or overlapping functions, and in some cases, redeployment and retraining. Management believes that these changes will reduce the Company's overall employee population by less than four percent.

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

        The Company recorded pre-tax restructuring and other charges for consulting, legal fees, recruiting and severance costs in the amount of $1.1 million, in February 2002, and have incurred charges to date of $2.1 million. The table below reflects the charges incurred as of September 28, 2002.

		Cash Payments
	Accrued Restructuring and Other				Liability at September 28, 2002
		(1ST QTR)	(2nd QTR)	(3rd QTR)
Employee separation	$1,160	$(12)	$(114)	$(200)	$834
Implementation costs	956	(52)	(376)	(528)	—

Ending Balance	$2,116	$(64)	$(490)	$(728)	$834

8. Subsequent Events

        On October 3, 2002, the Company announced the closing of a facility located in Corona, California, and a member of the Kolmar group. As a result of the closing, the majority of the Corona production will move to other Kolmar and OSG facilities. The Company's goal is to meet all customer service needs with no disruption in service to their businesses. The closure process will begin during the fourth quarter of 2002 and is expected to be completed by March 31, 2003. OSG is committed to creating a stronger, more capable business that remains competitive while maintaining superior service levels throughout Kolmar and OSG.

        On October 29, 2002, after receiving the consent of the requisite majority of noteholders, OSG and U.S. Bank National Association (formerly First Trust National Association), as trustee, entered into a supplemental indenture to the Indenture dated March 3, 1998, to clarify and revise the definition of permitted indebtedness. See Exhibit 4.1 filed with Form 8K dated October 29, 2002.

        On October 30, 2002, the Company completed a refinancing of their Senior Secured Credit Facility with Foothill Capital Corporation, as the arranger and administrative agent ("New Agreement"). The effect of the transaction was to pay $59.1 million of outstanding revolving loans under the existing credit agreement, $0.3 million in accrued interest and fees and $3.5 million in estimated transaction fees for the new agreement, of which $0.9 million were paid in advance and $1.6 million at closing. In addition, the Company will write-off $0.8 million in unamortized deferred financing costs. The New Agreement contains $40.0 million in revolving loans bearing an interest rate of (1) the Prime Lending Rate (defined as the rate which Wells Fargo announces as its prime lending rate from time to time), plus 0.50% or (2) the LIBOR rate plus 2.75%. In addition, the New Agreement contains $30.0 million in Term Loans which was fully funded bearing interest at 13.50% plus PIK margin (Paid-in-Kind). The term of the New Agreement matures January 15, 2006. The obligations of the Company's subsidiaries under the Senior Secured Credit Facility are secured by a security interest in substantially all of their assets, and the Company's obligations under its guarantee of the Senior Secured Credit Facility are secured by substantially all of its assets, excluding Norwich.

9. Business Segment Information

        The Company operates multiple business segments specializing in the manufacturing and packaging of aerosol and liquid products, color cosmetics, and pharmaceutical markets. The Company is a leading provider of outsourced services including manufacturing, packaging and clinical services to the health and beauty aid and healthcare markets. The Company offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling, packaging, clinical testing supplies, product stability and microbiological testing services. Other products manufactured and packaged by the Company include household lubricants and liquid cleaners. The Company has operating facilities in the U.S., Mexico and Canada.

        During fiscal 2001, the Company reorganized its operating divisions into three operating segments whose respective members are as follows: Kolmar Division-the Kolmar Group, Consumer Products Division—ASC, Piedmont, Precision and Acupac and the Pharmaceutical Division—Ivers-Lee and Norwich.

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by business segment for the nine- and three-month periods ended September 28, 2002, are as follows:

	Nine-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$71,816	$150,031	$31,796	$—	$253,643
Income (loss) from operations	1,212	(1,308)	201	8,757	8,862
Identifiable assets	94,779	129,416	22,357	14,552	261,104
Depreciation and amortization	2,143	3,039	1,617	226	7,025
	Three-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$26,412	$49,534	$10,222	$—	$86,168
Income (loss) from operations	1,723	(1,544)	(654)	2,259	1,784
Identifiable assets	94,779	129,416	22,357	14,552	261,104
Depreciation and amortization	699	1,018	554	90	2,361

        Net revenues, income from operations, identifiable assets and depreciation and amortization by business segment for the nine- and three-month periods ended September 29, 2001, are as follows:

	Nine-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$94,768	$137,592	$17,146	$—	$249,506
Income from operations	4,886	3,474	3,252	3,076	14,688
Identifiable assets	102,254	122,167	23,532	14,296	262,249
Depreciation and amortization	3,098	6,541	587	—	10,226
	Three-Month Period
	Kolmar Division	Consumer Products Division	Pharmaceutical Division	Corporate	Total
	(Dollars in thousands)
Net revenues	$27,282	$46,618	$11,563	$—	$85,463
Income from operations	285	1,358	2,758	1,216	5,617
Identifiable assets	102,254	122,167	23,532	14,296	262,249
Depreciation and amortization	1,104	2,197	300	—	3,601

        Net revenues, income (loss) from operations, identifiable assets and depreciation and amortization by geographic region for the nine-and three-month periods ended September 28, 2002, are as follows:

	Nine-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$224,618	$10,640	$18,385	$—	$253,643
Income (loss) from operations	6,580	734	1,604	(56)	8,862
Identifiable assets	235,857	6,424	18,870	(47)	261,104
Depreciation and amortization	6,368	164	488	5	7,025
	Three-Month Period
	United States	Mexico	Canada	Other(1)	Total
	(Dollars in thousands)
Net revenues	$76,060	$3,960	$6,148	$—	$86,168
Income (loss) from operations	952	289	553	(10)	1,784
Identifiable assets	235,857	6,424	18,870	(47)	261,104
Depreciation and amortization	2,141	51	167	2	2,361

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

(1)
Other—Includes financial data for the Kolmar (Aust.) Pty. Limited and Kolmar Laboratories, Inc. (London)

10. Guarantor Information

        The payment obligations of the Company under the Notes are guaranteed by certain of the Company's wholly-owned domestic subsidiaries ("Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following financial information presents the condensed consolidating balance sheets as of September 28, 2002 and the consolidating combined statements of operations and cash flows for the nine-month period ended September 28, 2002, of the Guarantors, representing Kolmar, ASC, Piedmont, Acupac and Precision and the non-guarantors which consist of Kolmar Canada, Kolmar de Mexico S.A. de C.V. and Kolmar (Aust.) Pty. Limited, Kolmar Laboratories, Inc. (London), Ivers-Lee and Norwich. The financial information is intended to provide information for the Guarantor and non-guarantor operations of the Company, based on amounts derived from the financial statements of the Company for the nine-month period ended September 28, 2002.

Condensed Consolidating Balance Sheet At September 28, 2002
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and short term investments	$1,058	$945	$12	$—	$2,015
Accounts receivable, net	37,314	6,669	(92)	—	43,891
Other receivables	3,540	82	(517)	—	3,105
Inventories	27,465	4,727	—	—	32,192
Prepaid expenses and other current assets	1,594	467	3,944	—	6,005

Total current assets	70,971	12,890	3,347	—	87,208
Property and equipment, net	40,515	16,867	1,752	—	59,134
Goodwill, net	89,960	9,714	—	—	99,674
Intercompany receivable (payable)	47,713	(2,033)	(45,680)	—	—
Investment in subsidiaries	—	—	108,749	(108,749)	—
Other long-term assets	8,090	(178)	7,176	—	15,088

Total assets	$257,249	$37,260	$75,344	$(108,749)	$261,104

LIABILITIES:
Current Liabilities:
Accounts payable	$33,317	$5,196	$780	$—	$39,293
Other current liabilities	12,730	4,333	1,256	—	18,319

Total current liabilities	46,047	9,529	2,036	—	57,612
Long-term debt, less current portion	59,950	10,000	105,000	—	174,950
Other liabilities	11,194	1,016	393	—	12,603
Intercompany loan	52,878	7,453	(60,331)	—	—
Redeemable preferred stock	—	—	5,257	—	5,257
Stockholders' equity	87,180	9,262	22,989	(108,749)	10,682

Total liabilities, redeemable preferred stock and stockholders' equity	$257,249	$37,260	$75,344	$(108,749)	$261,104

Condensed Consolidating Statement of Operations for the Nine-Month Period ended
September 28, 2002
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Net Revenues	$201,120	$52,863	$—	$(340)	$253,643
Cost of goods sold	181,304	39,323	197	(340)	220,484

Gross profit	19,816	13,540	(197)	—	33,159
Selling, general and administrative expense	19,537	11,859	(9,215)	—	22,181
Restructuring charge and other charges	1,856	—	260	—	2,116

Income (loss) from operations	(1,577)	1,681	8,758	—	8,862
Interest expense, net	4,481	1,074	7,417	—	12,972

(Loss) income before provision for income taxes	(6,058)	607	1,341	—	(4,110)
Provision (benefit) for income taxes	(2,241)	724	(3)	—	(1,520)

Net (loss) income	$(3,817)	$(117)	$1,344	$—	$(2,590)

Condensed Consolidating Statement of Cash Flows For The Nine-Month Period Ended
September 28, 2002
(Unaudited)

	Combined Guarantors	Nonguarantors	OSG	Eliminations	Consolidated Total
	(Dollars in thousands)
Cash flows from operating activities
Net income, (loss)	$(3,817)	$(117)	$1,344	$—	$(2,590)
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(2,044)	1,586	(2,714)	—	(3,172)

Net cash provided by (used in) operating activities	(5,861)	1,469	(1,370)	—	(5,762)

Cash flows from investing activities
Capital expenditures	(6,674)	(1,389)	(589)	—	(8,652)
Short-term investments	(5)	—	—	—	(5)
Sales of property, plant or equipment, net	—	582	—	—	582

Net cash used in investing activities	(6,679)	(807)	(589)	—	(8,075)

Cash flows from financing activities
Net borrowings on revolving loan	12,081	—	—	—	12,081
Dividends on preferred stock	—	—	(28)	—	(28)
Repayment (borrowing) of debt due to affiliates	2,686	(2,665)	(21)	—	—
Repurchase/cancellation of stock	—	—	(179)	—	(179)
Payment of dividends	(2,700)	—	2,700	—	—

Net cash provided by (used in) financing activities	12,067	(2,665)	2,472	—	11,874

Effect of exchange rate changes on cash	(215)	841	(531)	—	95

Net increase (decrease) in cash	(688)	(1,162)	(18)	—	(1,868)
Cash, beginning of period	1,490	2,107	30	—	3,627

Cash, end of period	$802	$945	$12	$—	$1,759

OUTSOURCING SERVICES GROUP, INC.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                 RESULTS OF OPERATIONS.

General

        Outsourcing Services Group, Inc. (the "Company" or "OSG"), through its operating subsidiaries, ASC, Piedmont, Kolmar, Acupac, Precision, Ivers-Lee and Norwich is a leading provider of outsourced services including manufacturing, packaging and clinical services to the North American health and beauty aid and healthcare markets. OSG offers its customers a complete range of services, including product conceptualization, formulation, manufacturing, filling, packaging, clinical trials, stability evaluation and microbacterial testing services. It also provides ancillary services such as materials procurement, warehousing and distribution of finished goods. The Company's revenues are derived from the manufacturing and packaging of health and beauty aid products, including lipstick, face powder, eye shadow, mascara, nail enamel, skin care cream and lotion, hair spray and gel, shampoo and shaving cream and gel. Other products manufactured and packaged by the Company include household lubricants and liquid cleaners and outsourced manufacturing, packaging, clinical testing supplies, product stability and microbiological testing services for the pharmaceutical and over-the-counter drug markets.

Market Risk

        A small number of customers account for a significant portion of the Company's sales. For the nine months ended September 28, 2002, Procter and Gamble, WD-40, Mary Kay, Dial Corporation and Tigi Linea Products accounted for 11.1%, 8.2%, 8.0%, 7.9% and 5.0% respectively, of the Company's revenues during this period. Although the Company believes that its overall relations with customers are good, there can be no assurance that such customers will continue to purchase the Company's services, continue with a particular product line which requires services which the Company offers or contract for the Company's services in connection with any new or successor product lines. The loss of any of the Company's major customers or a significant decrease in demand for certain products sold by such major customers, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

        Goodwill—On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of other intangible assets related to non-compete agreements were $37,000 and $113,000 for the three-and nine-months ended September 28, 2002. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense related to goodwill was $1,588,000 and $4,730,000 for the three-and nine-month periods ended September 29, 2001. In addition, the Company has completed the first step of the transitional goodwill impairment test, the results indicate that the Consumer Products Division will need further evaluation. Goodwill at the Consumer Products Division is $51,216,000. There is no goodwill impairment for the other reporting units.

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

Results Of Operations

        The following table sets forth the Company's statements of operations, certain data for the periods indicated and the percentage relationship of each item to net revenues (dollars in thousands):

	For the Three Months Ended September 28, 2002		For the Three Months Ended September 29, 2001
Net revenues	$86,168	100.0%	$85,463	100.0%
Cost of goods sold	75,095	87.1%	71,011	83.1%
Selling, general and administrative expenses	8,617	10.0%	8,835	10.3%
Restructuring and other charges	672	0.8%	—	—
Income from operations	1,784	2.1%	5,617	6.6%
Interest expense, net	4,511	5.2%	4,346	5.1%
Net (loss) income	(738)	(0.9)%	255	0.3%
Net cash (used in) provided by operating activities	(579)	—	7,765	—
Net cash used in investing activities	(3,512)	—	(6,264)	—
Net cash provided by financing activities	4,162	—	1,458	—
Capital expenditures	3,511	4.1%	2,740	3.2%
Adjusted EBITDA	4,786	5.6%	9,482	11.1%

For the three months ended September 28, 2002 compared to the three months ended September 29, 2001.

        Net Revenue.    Net revenues of $86.2 million for the three-months ended September 28, 2002 increased approximately $0.7 million, or 0.8% from the prior 2001 period. The increase in sales of $0.7 million was primarily attributable to the Consumer Products Division's increased volume of $2.9 million over the prior 2001 period, offset by the Kolmar Division and the Pharmaceutical Division which sustained volume loss of $0.9 million and $1.3 million, respectively. Kolmar is still experiencing volume loss from the prior year, however, Kolmar has rebounded from second quarter losses when compared to prior year. The Pharmaceutical Division experienced volume loss of $1.3 million related to decline in excess volume for Procter & Gamble offset by volume increases from a major customer. The Consumer Products Division continues to exceed prior year sales due to increases from its major customers and a new product line.

        Cost of Goods Sold.    Cost of goods sold increased by approximately $4.1 million, or 5.8% to $75.1 million for the three-months ended September 28, 2002 from $71.0 million from the prior 2001 period. Cost of goods sold for the Kolmar Division decreased $1.1 million as a result of the decreased sales volume from the prior 2001 period, in which direct labor and manufacturing overhead decreased $0.3 million, collectively, all profit was lost in net revenue decline. Cost of goods sold for the Consumer Products Division increased $4.6 million partially as a result of positive sales volume when compared to the prior 2001 period, as well as increases in direct labor and manufacturing overhead, mainly at the Precision plant which is experiencing labor inefficiencies in the start-up of new product lines and excess lab expenses at the Piedmont plant. Cost of goods sold for the Pharmaceutical Division increased $0.5 million with increases in depreciation and lab expenses. As a percentage of net revenues, total cost of goods sold increased to 87.1% for the three-months ended September 28, 2002 from 83.1% from the prior 2001 period. The increase is due to the product mix change in the Consumer Products Division which carry higher costs to produce.

        SG&A Expenses.    Selling, general and administrative expenses ("SG&A") decreased approximately $0.2 million or 2.5% to $8.6 million for the three-months ended September 28, 2002 from $8.8 million from the prior 2001 period. The decrease in SG&A was due to a decrease in amortization of goodwill of $1.6 million due to the implementation of SFAS No. 142 and reductions in research and development offset by increased insurance and corporate expenses of $2.1 million.

        Restructuring and Other Charges.    In the first quarter 2002, the Company formalized its plan to restructure its business processes, practices and organization to streamline functions and remain competitive. For the three-months ended September 28, 2002, the Company incurred charges of $0.7 million related to recruiting costs, training, legal and consulting fees.

        Adjusted EBITDA.    Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) is included herein as it is a basis upon which the Company assesses its ability to service indebtedness. Adjusted EBITDA is not intended to represent cash flows from operations as defined by U.S. Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. For the three-months ended September 28, 2002, adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of the restructuring charge of $0.7 million and (ii) and other income adjustments of $0.1 million. Adjusted EBITDA decreased approximately $4.7 million or 49.5% to $4.8 million for the three-months ended September 28, 2002 from $9.5 million from the prior 2001 period. The Kolmar and Pharmaceutical Division's are down principally due to planned volume declines, the Consumer Products Division down due to production inefficiencies and manufacturing overhead. Overall, the Company has also been impacted with increased insurance and administrative costs.

        Interest Expense.    Interest expense increased $0.2 million, or 3.8% to $4.5 million for the three-months ended September 28, 2002 from $4.3 million from the prior 2001 period, due to interest rate increases from prior year due to increase in the interest rate spread of 0.50% as a result of

Amendment No. 6, as well as an interest accrual of $0.2 million on the $10.0 million note payable attributable to the Norwich acquisition.

        The following table sets forth the Company's statements of operations, certain data for the periods indicated and the percentage relationship of each item to net revenues (dollars in thousands):

	For the Nine Months Ended September 28, 2002		For the Nine Months Ended September 29, 2001
Net revenues	$253,643	100.0%	$249,506	100.0%
Cost of goods sold	220,484	86.9%	210,553	84.4%
Selling, general and administrative expenses	22,181	8.7%	24,265	9.7%
Restructuring and other charges	2,116	0.8%	—	—
Income from operations	8,862	3.5%	14,688	5.9%
Interest expense, net	12,972	5.1%	13,193	5.3%
Net (loss) income	(2,590)	(1.0)%	300	0.1%
Net cash (used in) provided by operating activities	(5,762)	—	19,247	—
Net cash used in investing activities	(8,075)	—	(12,708)	—
Net cash provided by (used in) financing activities	11,874	—	(3,150)	—
Capital expenditures	8,652	3.4%	6,053	2.4%
Adjusted EBITDA	16,688	6.6%	24,924	10.0%

For the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001.

        Net Revenues.    Net revenues of $253.6 million for the nine-months ended September 28, 2002 increased approximately $4.1 million, or 1.7% from the prior 2001 period. Excluding the incremental sales related to the acquisition of Norwich of $14.2, sales decreased $10.1 million from the prior 2001 period. The decrease in sales of $10.1 million was primarily attributable to the Kolmar Division volume loss of $22.9 million offset by the Consumer Products Division's increased volume of $12.4 million and the Pharmaceutical Division (Ivers-Lee) of $0.4 million. Kolmar's year-to-date volume decline appears larger than normal due to an unusually large customer volume that was required in the prior year. However, during the second and third quarters, Kolmar has experienced a return to more normal volume. The Consumer Products Division continues to exceed prior year sales due to increases from its major customers and a new product line. Ivers-Lee also experienced significant increased volume from one of its major customers as well.

        Cost of Goods Sold.    Cost of goods sold increased by approximately $9.9 million, or 4.7% to $220.5 million for the nine-months ended September 28, 2002 from $210.6 million from the prior 2001 period. Excluding incremental costs related to the acquisition of Norwich of $10.5 million, cost of goods sold decreased $0.6 million. Cost of goods sold for the Kolmar Division decreased $18.8 million as a result of the decreased sales volume from the prior 2001 period, in which total material, labor and manufacturing overhead decreased $12.8 million, $3.5 million and $2.5 million, respectively. Reductions in labor and manufacturing overhead at Kolmar helped offset volume declines. Cost of goods sold for the Consumer Products Division increased $17.6 million partially as a result of positive sales volume when compared to the prior 2001 period, as well as increases in direct labor, manufacturing support and lab expenses increased $8.9 million, collectively, mainly at the Precision and Piedmont plants. The Pharmaceutical Division excluding Norwich increased slightly by $0.6 million. As a percentage of net revenues, total cost of goods sold increased to 86.9% for the nine-months ended September 28, 2002 from 84.4% from the prior 2001 period. The increase is due principally to product mix change and cost overruns in the Consumer Products Division.

        SG&A Expenses.    Selling, general and administrative expenses ("SG&A") decreased approximately $2.1 million or 8.6% to $22.2 million for the nine-months ended September 28, 2002 from $24.3 million from the prior 2001 period. Excluding incremental costs of $2.1 million related to the acquisition of Norwich and exclusive of the management fee, SG&A decreased $4.2 million. Exclusive of Norwich, the decrease in SG&A was due to a decrease in amortization of goodwill of $4.7 million due to the implementation of SFAS No. 142, the net gain on the sale of the building and land located in Australia of $1.4 million, offset by increased insurance and corporate expenses.

        Restructuring and Other Charges.    In the first quarter 2002, the Company formalized its plan to restructure its business processes, practices and organization to streamline functions and remain competitive. The Company recorded a restructuring charge of $1.1 million related to severance costs. For the nine-months ended September 28, 2002, the Company incurred other charges of $1.0 million related to recruiting costs, training, legal and consulting fees which resulted in restructuring expenses of $2.1 for the nine-months ended September 28, 2002.

        Adjusted EBITDA.    Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) included herein as it is a basis upon which the Company assesses its ability to service indebtedness. Adjusted EBITDA is not intended to represent cash flows from operations as defined by U.S. Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. For the nine-months ended September 28, 2002, adjusted EBITDA represents the sum of income from operations and depreciation and amortization and excludes (i) the impact of the restructuring charge of $2.1 million and (ii) the impact of a foreign currency translation loss of $0.1 million associated with its Mexican operations and (iii) the gain on the sale of Australia of $1.4 million. Adjusted EBITDA decreased approximately $8.2 million or 33.0% to $16.7 million for the nine-months ended September 28, 2002 from $24.9 million from the prior 2001 period. Kolmar is down principally due to volume declines, Consumer is down due to production inefficiencies and manufacturing overhead. Overall, the Company has also been impacted with increased insurance and administrative costs.

        Interest Expense.    Interest expense decreased $0.2 million, or 1.7% to $13.0 million for the nine-months ended September 28, 2002 from $13.2 million from the prior 2001 period, due to interest rate reductions from prior year offset by interest accrual of $0.6 million on the $10.0 million note payable attributable to the Norwich acquisition.

Liquidity and Capital Resources

        As of September 28, 2002, OSG had cash and cash equivalents of $2.0 million, working capital of $29.6 million, long-term debt of $175.0 million and $9.2 million available under the senior secured credit facility. Cash used in operating activities was $5.8 million for the nine-months ended September 28, 2002 and cash provided by operating activities was $19.2 million for the nine-months ended September 29, 2001. Net cash used in investing activities was $8.1 million and $12.7 million for the nine-months ended September 28, 2002 and September 29, 2001, respectively. Net cash provided by financing activities was $11.9 million for the nine-months ended September 28, 2002 and cash used in financing activities was $3.2 million for the nine-months ended September 29, 2001.

        The Company believes that significant opportunities exist in the markets for each of its product lines and services, and continued investment in its marketing and sales capabilities and product development will enhance its opportunities for long-term growth and profitability. While the Company's primary goal is to grow through its existing markets and product lines, from time to time the Company will examine opportunities for strategic acquisition or divestiture. The Company historically has financed its acquisitions through a combination of borrowings under bank credit facilities, seller provided financing, internally generated cash flows and the issuance of equity and debt securities and anticipates that it may from time to time issue additional debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired businesses or assets. There can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated acquisition cost.

        On October 30, 2002, the Company completed a refinancing of their Senior Secured Credit Facility with Foothill Capital Corporation, as the arranger and administrative agent ("New Agreement"). The New Agreement contains $40.0 million in revolving loans bearing an interest rate of (1) the Prime Lending Rate (defined as the rate which Wells Fargo announces as its prime lending rate from time to time), plus 0.50% or (2) the LIBOR rate plus 2.75%. In addition, the New Agreement contains $30.0 million in Term Loans which was fully funded bearing interest at 13.50% plus PIK margin (Paid-in-Kind). The term of the New Agreement matures January 15, 2006. The New Agreement contains certain covenants which among other things, require minimum levels for earnings and certain financial ratios and also places restrictions on capital expenditures. The new covenants are in effect for September 28, 2002 and the Company was in compliance with such covenants.

        As a result of the most recent refinancing and the indebtedness incurred to consummate acquisitions, the Company remains highly leveraged. The Company's ability to pay principal and interest on its indebtedness will depend upon the future operating performance of its subsidiaries and will require a substantial portion of the Company's cash flow from operations. The obligations of the Company's subsidiaries under the Senior Secured Credit Facility are secured by a security interest in substantially all of their assets, and the Company's obligations under its guarantee of the Senior Secured Credit Facility are secured by substantially all of its assets, excluding Norwich.

        The Company believes that cash on hand, cash flow from operations and available borrowings under the Senior Secured Credit Facility will be sufficient to meet the Company's presently anticipated working capital and capital expenditure needs through fiscal 2003.

        The Company's capital expenditures will be primarily for replacements and modernization of existing assets and new customer requirements and is expected to be below historical levels.

        The following table outlines the Company's obligations and commitments for future payments concerning debt and contingencies:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Senior Subordinated Notes	$105,000	—	—	$105,000	—
Senior Secured Credit Facility(b)	59,950	—	$59,950	—	—
P&G Note(a)	10,000	—	—	10,000	—
Operating Leases	19,858	$3,437	8,297	4,229	$3,895

Total Obligations	$194,808	$3,437	$68,247	$119,229	$3,895

(a)
Does not include accrued interest of $1.0 million which is included in Other Long-Term Liabilities and will be paid with the P&G Note due June 2006.

(b)
Subsequent to September 28, 2002, the Company completed its refinancing and the future payouts of the new agreement will be reflected in the 4th Quarter report.

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

        On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of other intangible assets related to non-compete agreements were $37,000 and $113,000 for the three-and nine-months ended September 28, 2002. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense related to goodwill was $1,588,000 and $4,730,000 for the three-and nine-month periods ended September 29, 2001. In addition, the Company has completed the first step of the transitional goodwill impairment test, the results indicate that the Consumer Products Division will need further evaluation. Goodwill at the Consumer Products Division is $51,216,000. There is no goodwill impairment for the other reporting units.

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

Certain Trends and Uncertainties

        Historically, the Company has grown its business through acquisitions and investments in its operations. While the Company's primary goal is to grow through its existing markets and product lines, from time to time the Company will examine opportunities for strategic acquisition or divestiture. The impact of these decisions on future profitability cannot be predicted with any certainty. The Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets and shifts in competitive conditions. However, the Company believes that significant opportunities exist in the markets for each of its product lines and services, and continued investment in its marketing and sales capabilities and product development will enhance its opportunities for long term growth and profitability.

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

Item 4. Controls and Procedures.

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
Other Information

Item 1.	Legal Proceedings
See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4, "Contingencies".
Item 2.	Changes in Securities
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibit Index
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer
Item Number	Exhibit	Page
11.	Statement of computation of basic and diluted net loss per share	28

(b)	Reports on Form 8-K
    i)
    Disposition of Corona facility dated October 11, 2002

    ii)
    Announcement of Completion of Refinancing dated October 29, 2002

CERTIFICATION

        Each of the undersigned hereby certifies in his capacity as an officer of Outsourcing Services Group, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 29, 2002 fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTSOURCING SERVICES GROUP, INC.

Dated: November 12, 2002	By:	/s/ JOSEPH HEALY Joseph Healy Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: November 12, 2002	By:	/s/ PERRY MORGAN Perry Morgan Chief Financial Officer, Vice President And Secretary (Principal and Accounting Officer)

QuickLinks

INDEX TO FORM 10–Q
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet At September 28, 2002 (Unaudited)
Condensed Consolidating Statement of Operations for the Nine-Month Period ended September 28, 2002 (Unaudited)
Condensed Consolidating Statement of Cash Flows For The Nine-Month Period Ended September 28, 2002 (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
  Item 4. Controls and Procedures.
PART II Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
CERTIFICATION
SIGNATURES